Form 10-Q
period 1996-03-31
UNITED INCOME INC
filed 1996-05-14
CIK 863138

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 AND 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934





For the Quarter Ended March 31, 1996               Commission File No. 0-18540


                             UNITED INCOME, INC.
            (Exact Name of Registrant as specified in its Charter)


                  Ohio                                         37-1224044
      (State or other jurisdiction                         (I.R.S. Employer
       incorporation or organization)                      Identification No.)


        P.O. Box 5147, Springfield, Illinois                      62705
    (Address of principal executive offices)                    (Zip Code)



      Registrant's telephone number including area code:  (217) 786-4300



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.



            YES      X                                NO



Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

     Shares outstanding at April 30, 1996:      19,886,572

            Common stock, no par value per share

                              UNITED INCOME, INC.
                                (the "Company")


                                     INDEX



Part I:     Financial Information


            Balance Sheets - March 31, 1996 and
            December 31, 1995 . . . . . . . . . . . . . . . . . . .    3


            Statements of Operations for the three
            months ended March 31, 1996 and 1995. . . . . . . . . .    4


            Statements of Cash Flows for the three months
            ended March 31, 1996 and 1995 . . . . . . . . . . . . .    5


            Notes to Financial Statements . . . . . . . . . . . . .    6

            Management's Discussion and Analysis of
            Financial Condition and Results of Operations . . . . .   12



Part II:    Other Information


            Signatures  . . . . . . . .  . . . . . . . . . . . . .   16

PART 1.  FINANCIAL INFORMATION
Item 1.  Financial Statements

UNITED INCOME, INC.

Balance Sheets

                                                March 31,       December 31,
                                                  1996             1995



ASSETS

Cash and cash equivalents                  $    235,366       $   364,370
Mortgage loans                                  181,224           182,206
Accrued interest income                           8,346             7,040
Notes receivable from affiliate                 864,100           714,100
Property and equipment (net of accumulated
   depreciation $104,432 and $102,208)            9,834            12,058
Investment in affiliates                     12,106,099        11,985,958
Other assets (net of accumulated
   amortization $118,249 and $108,995)          111,036           120,290

         Total assets                      $ 13,516,005      $ 13,386,022



LIABILITIES AND SHAREHOLDERS' EQUITY


Liabilities and accruals:
   Convertible debentures                 $    902,300      $    902,300
   Indebtedness of affiliate                    48,153            87,869
   Other liabilities                             1,849            40,722
         Total liabilities                     952,302         1,030,891




Shareholders' equity:
   Common stock - no par value, stated
      value $.033 per share. 33,000,000
      shares authorized, 22,423,572 issued in 1996,
      22,423,572 issued in 1995               739,977           739,977
Additional paid-in capital                 14,633,455        14,633,455
Unrealized depreciation of equity
   securities and investments held
   for sale of affiliate                      (27,133)             (236)
Accumulated deficit                        (2,698,875)       (2,934,344)

                                           12,647,424        12,438,852
   Common stock in treasury, at cost
      (2,537,000 shares)                      (83,721)          (83,721)
         Total shareholders' equity        12,563,703        12,355,131
           Total liabilities and
             shareholders' equity        $ 13,516,005      $ 13,386,022



                             See accompanying notes.

                                 UNITED INCOME, INC.

                              Statements of Operations


                                                      Three Months Ended
                                                            March 31,
                                                      1996        1995


Revenues:

   Interest income from affiliates              $     18,078  $     18,554
   Net investment income                               3,673         4,988
   Service agreement income                          536,604       505,118
   Other income from affiliates                       25,272        41,624
                                                     583,627       570,284

Expenses:

   Management fee to affiliate                       421,963       437,041
   Operating expenses                                 51,804        46,264
   Interest expense                                   21,430        21,485
                                                     495,197       504,790
   Income before provision for income
       taxes and equity income of investees           88,430        65,494
   Equity in income of investees                     147,039        72,258

   Net income                                   $    235,469   $   137,752



   Net income per common share                  $       0.01   $      0.01

   Average common shares outstanding              19,886,572    19,886,572

                               See accompanying notes.
                                        4

                                   UNITED INCOME, INC.

                                Statements of Cash Flows


                                                    March 31,      March 31,
                                                      1996           1995

Increase (decrease) in cash and cash equivalents
   Cash flows from operating activities:
       Net income                                 $   235,469    $   137,752
   Adjustments to reconcile net income to net
       cash provided by  operating activities:
       Depreciation and amortization                   11,478         14,269
       Accretion of discount on mortgage loans           (165)          (171)
       Equity in gain of investees                   (147,039        (72,258)
   Changes in assets and liabilities:
      Change in accrued investment and
        interest income                                (1,306)       (19,681)
      Change in indebtedness of affiliates            (39,716)       (25,113)
      Change in other liabilities                     (38,873)        (5,227)
Net cash provided by operating activities              19,848         29,571


Cash flows from investing activities:
      Capital contribution to investee                      0        (23,500)
      Purchase of investments in affiliates                 0        (17,297)
      Change in notes receivable from affiliate      (150,000)             0
      Payments received on mortgage loans               1,148          1,144
      Purchase of mortgage loan                             0       (126,000)
Net cash provided by (used in) investing activities  (148,852)      (165,653)

Net increase in cash and cash equivalents            (129,004)      (136,082)
Cash and cash equivalents at beginning of period      364,370        230,266
Cash and cash equivalents at end of period        $   235,366    $    94,184


                              See accompanying notes.
                                        5

                              UNITED INCOME, INC.

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)


1.    BASIS OF PRESENTATION

The accompanying financial statements have been prepared by United Income, Inc. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. Although the Company believes the disclosures are adequate to make the information presented not be misleading, it is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto presented in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1995.

The information furnished reflects, in the opinion of the Company, all adjustments (which include only normal and recurring accruals) necessary for a fair presentation of the results of operations for the periods presented. Operating results for interim periods are not necessarily indicative of operating results to be expected for the year or of the Company's future financial condition.

At March 31, 1996, the affiliates of United Income, Inc., were as depicted on the following organizational chart.

                             ORGANIZATIONAL CHART
                             AS OF MARCH 31, 1996


United Trust, Inc. ("UTI") is the ultimate controlling company. UTI owns 53% of United Trust Group ("UTG") and 30% of United Income, Inc. ("UII"). UII owns 47% of UTG. UTG owns 72% of First Commonwealth Corporation ("FCC"). FCC owns 100% of Universal Guaranty Life Insurance Company ("UG"). UG owns 100% of United Security Assurance Company ("USA"). USA owns 84% of Appalachian Life Insurance Company ("APPL") and APPL owns 100% of Abraham Lincoln Insurance Company ("ABE").

2.    STOCK OPTION PLANS

The Company has a stock option plan under which certain directors, officers and employees may be issued options to purchase up to 450,000 shares of common stock at $.915 per share. Options become exercisable at 25% annually beginning one year after date of grant and expire generally in five years. In November 1992, 149,100 option shares were granted. At March 31, 1996, options for 149,100 shares were exercisable and options for 300,900 shares were available for grant. No options have been exercised during 1996.

On January 15, 1991, the Company adopted an additional Non-Qualified Stock Option Plan under which certain employees and sales personnel may be granted options. The plan provides for the granting of up to 600,000 options at an exercise price of $.033 per share, and the options generally expire five years from the date of grant. Options for 146,000 shares of common stock were granted in 1991, and options for 19,000 shares were granted in 1993. All options granted have been exercised. No options were exercised during 1996. At March 31, 1996, no options were exercisable and options for 435,000 were available for grant.


3.  LEGAL PROCEEDINGS OF AFFILIATES

During the third quarter of 1994, UG became aware that an insurance product was being solicited by certain agents and issued to individuals considered to be not insurable by Company standards. These policies had a face amount of $22,700,000 and represent 1/2 of 1% of the insurance in force of the Company. Management's analysis indicates that the expected death claims on the business in force to be adequately covered by the mortality assumptions inherent in the calculation of statutory reserves. Nevertheless, management has determined it is in the best interest of the Company to repurchase as many of the policies as possible. As of March 31, 1996, there remained approximately $5,738,000 of the original face amount which have not been settled. The Company will continue its efforts to repurchase as many of the policies as possible and regularly apprise the Ohio Department of Insurance regarding the status of this situation. Through March 31, 1996, the Company spent a total of $2,968,000 for the purchase of these policies and legal costs.

The Company is currently involved in the following litigation: Freeman v. Universal Guaranty Life Insurance Company (U.S.D.C.,N.D.Ga, 1994, 1-94-CV-2593-RCF); Armstrong v. Universal Guaranty Life Insurance Company and James Melville (Circuit Court of Davidson County, Tenn., 1994, 94C3222); Armstrong
v. Universal Guaranty Life Insurance Company and James Melville (Circuit Court of Davidson County, Tenn., 1994, 94C3720); Ridings v. Universal Guaranty Life Insurance Company and James Melville (Circuit Court of Davidson County, Tenn., 1994, 94C3221); Ronald L. Mekkes, Jr. v. Universal Guaranty Life Insurance Company and James Melville, (Circuit Court of Kent County, Michigan, 1995, 95-1073-NZ).

Four general agents of UG filed independent suits against UG in the latter part of September or early October 1994. In February 1996, the Ronald L. Mekkes, Jr. suit was dismissed with prejudice. Kathy Armstrong (3-94-1085), another general agent, filed her suit on November 16, 1994. All of the suits allege that the plaintiff was libeled by statements made in a letter sent by UG. The letter was sent to persons who had been issued life insurance policies by UG as the result of policy applications submitted by the five agents. Mr. Melville is a defendant in some of the suits because he signed the letter as president of UG.

In addition to the defamation count, Mr. Freeman alleges that UG breached a contract by failing to pay his commissions for policies issued. Mr. Freeman claims unpaid commissions of $65,000. In the libel claim, Mr. Freeman claims compensatory damages of over $5,000,000, punitive damages of over $3,000,000, costs, and litigation expenses. The other plaintiffs request the award of unspecified compensatory damages and punitive (or special) damages as well as costs and attorney's fees. UG has filed Answers to all of these suits asserting various defenses and, where appropriate, counterclaims. The Freeman suit went to trial in April 1996. The jury awarded Mr. Freeman $365,000 in general damages and $700,000 in punitive damages. The Company plans to file an appeal. UG believes the ultimate settlement of these lawsuits will not have a material impact on the financial statements and intends to defend these suits vigorously.

Jeffrey Ploskonka, Keith Bohn and Paul Phinney v. Universal Guaranty Life Insurance Company (Circuit Court of the Seventh Judicial Circuit Sangamon County, Illinois Case No.: 95-L-0213)

On March 9, 1995 a lawsuit was filed against Universal Guaranty Life Insurance Company on behalf of three insureds and a potential class of other insureds. The Plaintiffs allege that UG violated the insurance contract in attempting to cancel life insurance contracts. Additionally, the Plaintiffs assert violations of Illinois law alleging vexations and unreasonable insurance practices, breach of duty of good faith and fair dealing, and that Illinois consumer fraud laws have been violated. The Plaintiffs seek unspecified compensatory damages, injunctive relief, attorneys' fees, statutory damages in an amount up to $25,000, punitive damages of $1,000,000, and other equitable relief. UG filed an Answer to this lawsuit in May 1995, asserting various defenses and reserving the right to assert counterclaims. UG has also filed motions to dismiss certain allegations and claims made in the lawsuit. UG believes it has no liability to any of the plaintiffs, or other potential class members, and intends to defend the lawsuit vigorously. In June 1995, the court conditionally certified a class of non-settling insureds.

The Company and its affiliates are named as defendants in a number of legal actions arising primarily from claims made under insurance policies. Those actions have been considered in establishing the Company's liabilities. Management and its legal counsel are of the opinion that the settlement of those actions will not have a material adverse effect on the Company's financial position or results of operations.

4.    SUMMARIZED FINANCIAL INFORMATION OF UNITED TRUST GROUP, INC.


The following provides summarized financial information for the Company's 50% or less owned subsidiary:

                                                 March 31,       December 31,
                  ASSETS                           1996              1995


Total investments                             $ 243,098,497     $ 244,815,985
Cash and cash equivalents                        14,711,660        12,024,668
Cost of insurance acquired                       51,790,526        53,115,987
Deferred policy acquisition costs                11,503,885        11,436,728
Value of agency force                             6,405,123         6,485,733
Other assets                                     27,744,442        27,556,921

            Total assets                      $ 355,254,133     $ 355,436,022


            LIABILITIES AND SHAREHOLDERS' EQUITY

Policy liabilities                            $ 262,378,283     $ 261,796,945
Notes payable                                    20,361,836        21,463,328
Deferred taxes                                   15,638,043        16,100,283
Other liabilities                                 5,946,802         5,478,001
            Total liabilities                   304,324,964       304,838,557
Minority interests in
  consolidated subsidiaries                      14,001,897        13,881,640


Shareholders' equity
Common stock no par value.
  Authorized 10,000 shares -
   100 shares issued                             45,726,705        45,726,705
Unrealized depreciation of
   investments in stocks                            (57,729)             (501)
Accumulated deficit                              (8,741,704)       (9,010,379)

            Total shareholders' equity           36,927,272        36,715,825
            Total liabilities &
              shareholders' equity            $ 355,254,133     $ 355,436,022

                                                   March 31,         March 31,
                                                     1996              1995

Premiums                                      $   7,637,503     $   8,703,332
Net investment income                             3,974,407         3,857,562
Other                                               902,782           824,583
                                                 12,514,692        13,385,477

Benefits, claims and settlement expenses          6,528,760         8,097,830
Commissions, DPAC, cost of insurance
  acquired and agency force amortizations         2,567,921         2,451,030
Operating and interest expenses                   3,616,660         3,449,062
                                                 12,713,341        13,997,922

Income (loss) before income tax and
  minority interest                                (198,649)         (612,445)
Credit for income taxes                             612,190           730,843

Minority interest in income of
   consolidated subsidiaries                       (144,866)          (22,790)

Net income                                    $     268,675     $      95,608

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this section is to discuss and analyze the Company's financial condition, changes in financial condition and results of operations which reflect the performance of the Company. The information in the financial statements and related notes should be read in conjunction with this section.

At March 31, 1996 and December 31, 1995, the balance sheet reflects UII's 47% equity interest in United Trust Group, Inc. ("UTG"). The statements of operations and statements of cash flows presented include UII and UII's equity share of UTG.


LIQUIDITY AND CAPITAL RESOURCES

The Company's principal need for cash is the payment of operating expenses and interest on its convertible debentures. The Company currently has $235,000 in cash and cash equivalents. The Company holds two mortgage loans at March 31, 1996. Additionally, the Company holds notes receivable from affiliates of $864,000. There were no financing activities in the current or prior period presented. Further sources of capital resources will be dependent upon dividends received from UTG.

The  payment  of  cash  dividends  to  shareholders  by  UTG  is  not  legally restricted. At March 31, 1996, substantially all of consolidated shareholders' equity of UTG represents net assets of its subsidiaries. UTG has no daily operations of its own. Before consolidation of its subsidiaries, UTG holds approximately $10,040,000 in notes receivable and possesses liabilities of $10,040,000 in the form of notes payable. These notes contain identical terms. Additionally, UTG has an investment in subsidiaries of $37,000,000 and cash of $35,000. Management believes the financial position of UTG is sufficient to meet its future needs.

The payment of cash dividends to shareholders by UII is not legally restricted. UG's dividend limitations are described below.

Ohio domiciled insurance companies require five days prior notification to the insurance commissioner for the payment of an ordinary dividend. Ordinary dividends are defined as the greater of: a) prior year statutory earnings or
b) 10% of statutory capital and surplus. For the year ended December 31, 1995, UG had a statutory gain from operations of $3,252,000. At December 31, 1995, UG statutory capital and surplus amounted to $7,274,000. Extraordinary dividends (amounts in excess of ordinary dividend limitations) require prior approval of the insurance commissioner and are not restricted to a specific calculation as to amount.

Management believes that the overall sources of liquidity available to the Company will be sufficient to satisfy its financial obligations.

RESULTS OF OPERATIONS


First quarter 1996 compared to 1995:

(a)  Revenues:

The Company's source of revenues is derived from service fee income which is provided via a service agreement with USA. The service agreement between UII and USA is to provide USA with certain administrative services. The fees are based on a percentage of premium revenue of USA. The percentages are applied to both first year and renewal premiums at different rates.

Interest income from affiliates is from notes receivable from an affiliate. The notes, representing senior debt of FCC, were acquired from outside third parties in December 1993, and carry interest at a rate of 1% above prime. The Company received an additional note receivable for $150,000 during first quarter 1996 with the same affiliate. Interest is calculated at a rate of 1% above prime and is received quarterly. The note matures in 1999.

Net investment  income is derived  from two mortgage  loans and from  cash and
cash equivalents.   The  mortgage loans are  first position mortgage  loans in good standing.


(b)  Expenses:

The Company's source of expenses is derived from salaries, wages and employee benefits, professional fees and other operating expenses associated with the services to be provided by the Company pursuant to the service agreement between the Company and USA.

Effective September 1, 1990, the Company entered into a sub-contract service agreement with United Trust, Inc. ("UTI") for certain administrative services. Through its facilities and personnel, UTI performs such services as may be mutually agreed upon between the parties. The fees are based on a percentage of the fees paid to UII by USA. The Company has incurred $422,000 and $437,000 in service fee expense to UTI in the first three months of 1996 and 1995, respectively.

Interest expense of $21,000 and $21,000 was incurred in the first three months of 1996 and 1995, respectively. The interest expense is directly attributable to the convertible debentures. The Debentures bear interest at a variable rate equal to one percentage point above the prime rate published in the Wall Street Journal from time to time.


(c)  Equity in income or (loss) of Investees:

Equity in income or (loss) of investees represents UII's 47% share of net income or (loss) of UTG for the first three months of 1996 and 1995. Following is a discussion of the more significant operating result differences of UTG for first quarter 1996 compared to 1995.

Premium income, net of reinsurance premium, decreased 12% when comparing first quarter of 1996 to first quarter of 1995. The decrease is primarily attributed to the reduction in new business production and the change in products marketed. In 1995, the Company has streamlined the product portfolio, as well as restructured the marketing force. The decrease in first year premium production is directly related to the Company's change in distribution systems. The Company has changed its focus from primarily a broker agency distribution system to a captive agent system. Business written by the broker agency force in recent years did not meet Company expectations. With the change in focus of distribution systems, most of the broker agents were terminated.

The change in marketing strategy from traditional life insurance products to universal life insurance products had a significant impact on new business production. As a result of the change in marketing strategy the agency force went through a restructure and retraining process. Cash collected from the universal life and interest sensitive products contribute only the risk charge to premium income, however traditional insurance products contribute monies received to premium income. One factor that has had a positive impact on premium income is the improvement of persistency. Persistency is a measure of insurance in force retained in relation to the previous year.

Life benefits, net of reinsurance benefits and claims, decreased 25% when comparing first quarter of 1996 to the same period one year ago. The decrease is related to the decrease in first year premium production. Another factor that has caused life benefits to decrease is that during 1994, the Company lowered its crediting rates on interest sensitive products in response to financial market conditions. This action will facilitate the appropriate spreads between investment returns and credited interest rates. It takes approximately one year to fully realize a change in credited rates since a change becomes effective on each policy's next anniversary.

(d)  Net income:

The Company recorded a net income of $235,000 for the first three months of 1996 compared to net income of $138,000 for the same period one year ago. The net income is attributable primarily to the operating results of the Company's 47% equity interest in UTG.

FINANCIAL CONDITION

The Company owns 47% equity interest in UTG which controls total assets of approximately $355,000,000. Summarized financial information of UTG are shown in note 4 of this filing.

FUTURE OUTLOOK

Factors expected to influence life insurance industry growth include: 1) competitive pressure among the large number of existing firms; 2) competition from financial service companies, as they seek to expand into insurance products; 3) customers' changing needs for new types of insurance products; 4) customers' lack of confidence in the entire industry as a result of the recent highly visible failures; and 5) uncertainty concerning the future regulation of the industry. Growth in demand for insurance products will depend on demographic variables such as income growth, wealth accumulation, populations and workforce changes.

                          PART II.  OTHER INFORMATION

Omitted as the required information is inapplicable.

                                    SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               UNITED INCOME, INC.
                                  (Registrant)






Date  May 10, 1996                    By /s/ Thomas F. Morrow
                                         Thomas F. Morrow, Chief Operating
                                         Officer and Vice Chairman




Date  May 10, 1996                    By /s/ James E. Melville
                                         James E. Melville, Chief Financial
                                         Officer and Senior Executive Vice
                                         President