Form 10-Q
period 1996-06-30
UNITED INCOME INC
filed 1996-08-14
CIK 863138

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549


                             FORM 10-Q


            QUARTERLY REPORT UNDER SECTION 13 AND 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934





For the Quarter Ended June 30, 1996      Commission File No. 0-18540



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




                Shares outstanding at July 31, 1996:
                             19,886,572

                Common stock, no par value per share

                        UNITED INCOME, INC.
                          (the "Company")


                               INDEX




Part I:   Financial Information


     Balance Sheets as of June 30, 1996 and
     December 31, 1995 . . . . . . . . . . . . . . . . . . . . .  3


     Statements of Operations for the six months and three
     months ended June 30, 1996 and 1995  . . . . . . . . . . . . 4


     Statements of Cash Flows for the six months
     ended June 30, 1996 and 1995  . . . . . . . . . . . . . . .  5


     Notes to Financial Statements . . . . . . . . . . . . . . .  6


     Management's Discussion and Analysis of
     Financial Condition and Results of Operations . . . . . . . 12



Part II:  Other Information


     Signatures  . .  . . . . . . . . . . . . . . . . . . . . . .18

                      PART 1.  FINANCIAL INFORMATION
                       Item 1.  Financial Statements

                            UNITED INCOME, INC.

                                Balance Sheet

                                                 June 30,       December 31,
                                                   1996             1995

ASSETS

Cash and cash equivalents                     $    299,551     $    364,370
Mortgage loans                                     178,984          182,206
Notes receivable from affiliate                    864,100          714,100
Accrued interest income                             28,151            7,040
Property and equipment (net of accumulated
   depreciation $106,653 and $102,208)               7,613           12,058
Investment in affiliates                        12,101,787       11,985,958
Other assets (net of accumulated
   amortization $127,503 and $108,995)             101,782          120,290
         Total assets                         $ 13,581,968     $ 13,386,022




LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities and accruals:
   Convertible debentures                     $   902,300      $    902,300
   Indebtedness of affiliate                       90,976            87,869
   Other liabilities                                2,259            40,722
         Total liabilities                        995,535         1,030,891


Shareholders' equity:
   Common stock - no par value, stated value
    .033 per share.  33,000,000 shares
     authorized, 22,423,572 issued in 1996,
     22,423,572 issued in 1995                    739,977           739,977
Additional paid-in capital                     14,633,455        14,633,455
Unrealized depreciation ofinvestments held
   for sale of affiliate                          (55,198)             (236)
Accumulated deficit                            (2,648,080)       (2,934,344)

         Total shareholders' equity            12,670,154        12,438,852

   Common stock in treasury, at cost
      (2,537,000 shares)                          (83,721)          (83,721)
         Total shareholders' equity            12,586,433        12,355,131
         Total liabilities and
           shareholders' equity              $ 13,581,968      $ 13,386,022



                             See accompanying notes.
                                       3

                              UNITED INCOME, INC.

                            Statement of Operations

                                Three Months Ended         Six Months Ended
                             June 30,       June 30,   June 30,       June 30,
                               1996           1995       1996           1995

Revenues:

   Interest income         $    3,793     $    3,726   $    7,466   $    8,714
   Interest income from
     affiliates                20,717         17,387       38,795       35,941
   Service agreement income
     from affiliates          459,454        529,411      996,058    1,034,529
   Other income from
     affiliates                51,130         36,478       76,402       78,102
                              535,094        587,002    1,118,721    1,157,286



Expenses:

   Management fee to
     affiliate                425,672        483,677      847,635      920,718
   General expenses            14,514         23,951       66,318       70,215
   Interest expense            20,865         22,676       42,295       44,161
                              461,051        530,304      956,248    1,035,094
Income before provision
   for income taxes and
   equity income of investees  74,043         56,698      162,473      122,192
Equity in income (loss)
   of investees               (23,248)      (587,479)     123,791     (515,221)

Net income (loss)           $  50,795     $ (530,781)   $ 286,264   $ (393,029)



Net income (loss)
   per common share         $    0.00     $    (0.03)   $    0.01   $    (0.02)


Average common shares
   outstanding             19,886,572     19,886,572   19,886,572   19,886,572









                             See accompanying notes.
                                        4

                                UNITED INCOME, INC.

                              Statement of Cash Flows


                                                   June 30,       June 30,
                                                     1996           1995

Decrease in cash and cash equivalents
   Cash flows from operating activities:
       Net income (loss)                          $  286,264    $ (393,029)
   Adjustments to reconcile net income (loss) to net
       cash provided by  operating activities:
       Depreciation and amortization                  22,953        28,033
       Accretion of discount on mortgage loans          (330)            0
       Equity in gain (loss) of investees           (123,791)      515,221
   Changes in assets and liabilities:
      Change in accrued investment and
       interest income                               (21,111)       (1,641)
      Change in indebtedness of affiliates             3,107        12,058
      Change in other liabilities                    (38,463)      (15,095)
Net cash provided by operating activities            128,629       145,547


Cash flows from investing activities:
      Capital contribution to investee               (47,000)      (23,500)
      Purchase of investments in affiliates                0       (17,296)
      Issuance of notes receivable affiliate        (150,000)            0
      Payments received on mortgage loans               3,552        2,094
      Purchase of mortgage loan                             0     (126,000)
Net cash used in investing activities                (193,448)    (164,702)


Net decrease in cash and cash equivalents             (64,819)     (19,155)
Cash and cash equivalents at beginning of period      364,370      230,266
Cash and cash equivalents at end of period         $  299,551  $   211,111

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

At June 30, 1996, the affiliates of United Income, Inc., were as depicted on the following organizational chart.

                        ORGANIZATIONAL CHART
                        AS OF JUNE 30, 1996



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

2.   STOCK OPTION PLANS

The Company has a stock option plan under which certain directors, officers and employees may be issued options to purchase up to 450,000 shares of common stock at $.915 per share. Options become exercisable at 25% annually beginning one year after date of grant and expire generally in five years. In November 1992, 149,100 option shares were granted. At June 30, 1996, options for 149,100 shares were exercisable and options for 300,900 shares were available for grant. No options have been exercised during 1996.

On January 15, 1991, the Company adopted an additional Non-Qualified Stock Option Plan under which certain employees and sales personnel may be granted options. The plan provides for the granting of up to 600,000 options at an exercise price of $.033 per share, and the options generally expire five years from the date of grant. Options for 146,000 shares of common stock were granted in 1991, and options for 19,000 shares were granted in 1993. All options granted have been exercised. No options were exercised during 1996. At June 30, 1996, no options were exercisable and options for 435,000 were available for grant.


3.  LEGAL PROCEEDINGS OF AFFILIATES

During the third quarter of 1994, UG became aware that certain new insurance business was being solicited by certain agents and issued to individuals considered to be not insurable by Company standards. These policies had a face amount of $22,700,000 and represent 1/2 of 1% of the insurance in force. Management's analysis indicates that the expected death claims on the business in force to be adequately covered by the mortality assumptions inherent in the calculation of statutory reserves. Nevertheless, management has determined it is in the best interest of the Company to repurchase as many of the policies as possible. As of June 30, 1996, there remained approximately $5,700,000 of the original face amount which have not been settled. The Company will continue its efforts to repurchase as many of the policies as possible and regularly apprise the Ohio Department of Insurance regarding the status of this situation. Through June 30, 1996, the Company spent a total of $3,358,000 for the repurchase of these policies and for the defense of related litigation.

The  Company is  currently  involved in  the  following  litigation:
Freeman v. Universal Guaranty Life Insurance Company (U.S.D.C.,N.D.Ga, 1994, 1-94-CV-2593-RCF); Armstrong v. Universal Guaranty Life Insurance Company and James Melville (Circuit Court of Davidson county, Tenn., 1994, 94C3720); Ridings v. Universal Guaranty Life Insurance Company and James Melville (Circuit Court of Davidson County, Tenn., 1994, 94C3720); Ridings v. Universal Guaranty Life Insurance Company and James Melville (Circuit Court of Davidson County, Tenn., 1994, 94C3221).

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

In  addition to the  defamation count,  Mr. Freeman  alleges that UG also breached a contract by failing to pay his commissions for policies issued. Mr. Freeman claims unpaid commissions of $65,000. In the libel claim, Mr. Freeman claims compensatory damages of over $5,000,000, punitive damages of over $3,000,000, costs, and litigation expenses. The other plaintiffs request the award of unspecified compensatory damages and punitive (or special) damages as well as costs and attorney's fees. UG has filed Answers to all of these suits asserting various defenses and, where appropriate, counterclaims. The Freeman suit went to trial in April 1996. The jury awarded Mr. Freeman $365,000 in general damages and $700,000 in punitive damages. In May 1996, UG filed an appeal. The Company believes the ultimate settlement of these lawsuits will not have a material impact on the financial statements and intends to defend these suits vigorously.

Jeffrey  Ploskonka,  Keith  Bohn  and  Paul  Phinney  v.   Universal
Guaranty Life Insurance Company (Circuit Court of the Seventh Judicial Circuit Sangamon County, Illinois Case No.: 95-L-0213)

On March 9, 1995 a lawsuit was filed against Universal Guaranty Life Insurance Company on behalf of three insureds and a potential class of other insureds. The Plaintiffs allege that UG violated the insurance contract in attempting to cancel life insurance contracts. Additionally, the Plaintiffs assert violations of Illinois law alleging vexations and unreasonable insurance practices, breach of duty of good faith and fair dealing, and that Illinois consumer fraud laws have been violated. The Plaintiffs seek unspecified compensatory damages, injunctive relief, attorneys' fees, statutory damages in an amount up to $25,000.00, punitive damages of $1,000,000.00, and other equitable relief. UG filed an Answer to this lawsuit in May 1995, asserting various defenses and reserving the right to assert counterclaims. UG has also filed motions to dismiss certain allegations and claims made in the lawsuit. UG believes it has no liability to any of the plaintiffs, or other potential class members, and intends to defend the lawsuit vigorously. In June 1995, the court conditionally certified a class of non-settling insureds. This suit is currently in the discovery stage, with a trial date set for late October.

The Company and its subsidiaries are named as defendants in a number of legal actions arising primarily from claims made under insurance policies. Those actions have been considered in establishing the Company's liabilities. Management and its legal counsel are of the opinion that the settlement of those actions will not have a material adverse effect on the Company's financial position or results of operations.

The number of insurance companies that are under regulatory supervision has increased, and that increase is expected to result in an increase in assessments by state guarantee funds to cover losses to policyholders of insolvent or rehabilitated companies. Those mandatory assessments may be partially recovered through a reduction in future premium taxes in some states. For all assessment notifications received, the Company has accrued for those assessments.


4.  SUMMARIZED FINANCIAL INFORMATION OF UNITED TRUST GROUP, INC.


The following provides summarized financial information for the Company's 50% or less owned affiliate:

The following procides summarized financial information for the Company's 47% owned affiliate:



                           UNITED TRUST GROUP, INC.

                               AND SUBSIDIARIES


                                               June 30,      December 31,
                                                 1996            1995

                                    ASSETS

Total investments                           $ 243,133,923   $ 244,815,985
Cash and cash equivalents                      16,057,523      12,024,668
Reinsurance receivables                        50,496,761      53,115,987
Cost of insurance acquired                     11,678,042      11,436,728
Value of agency force acquired                  6,324,513       6,485,733
Other assets                                   27,663,043      27,556,921
         Total assets                       $ 355,353,805   $ 355,436,022




                      LIABILITIES AND SHAREHOLDERS' EQUITY


Policy liabilites                           $ 263,745,674   $ 261,796,945
Notes payable                                  20,360,332      21,463,328
Deferred income taxes                          15,343,177      16,100,283
Other liabilities                               5,044,229       5,478,001
        Total liabilities                     304,493,412     304,838,557
Minority interests in consolidated
  subsidiaries                                 13,986,474      13,881,640



                               SHAREHOLDERS' EQUITY

Common stock no par value.
 authorized 10,000 shares - 100
 shares issued                                 45,826,705      45,726,705
Unrealized depreciation of investments
 in stocks                                       (117,442)           (501)
Accumulated deficit                            (8,835,344)     (9,010,379)
        Total shareholders' equity             36,873,919      36,715,825
        Total liabilities and
          shareholders' equity              $ 355,353,805   $ 355,436,022


The following provides summarized financial information for the Company's 47% owned affiliate:


                                UNITED TRUST GROUP, INC.

                                   AND SUBSIDIARIES

                            Quarter Ended              Six Months Ended
                               June 30,                    June 30,
                         1996            1995          1996            1995

Premiums and other
 considerations      $  8,514,175   $  9,507,694   $ 16,995,686  $  18,211,026
Net investment income   3,930,487      3,849,212      7,904,894      7,706,774
Other                    (257,585)      (790,515)      (198,811)        34,068
                       12,187,077     12,566,391     24,701,769     25,951,868



Benefits, claims and
 settlement expenses    7,083,803      9,113,933     13,612,563     17,211,763
Commissions, DAC, cost
 of insurance acquired
 and agency force
 amortizations          2,298,549      2,860,032      4,866,470      5,311,062
Operating and interest
 expenses               3,072,535      2,742,174      6,689,195      6,191,236
                       12,454,887     14,716,139     25,168,228     28,714,061



Net income (loss) before
 income taxes and minority
 interest               (267,810)     (2,149,748)      (466,459)    (2,762,193)
Credit for income taxes  182,695         375,087        794,885      1,105,930
Minority interest in
 (income)loss of
 consolidated
 subsidiaries             (8,525)        469,062       (153,391)       446,272

Net income (loss)    $   (93,640)   $ (1,305,599)   $   175,035   $ (1,209,991)



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

At June 30, 1996 and  December 31, 1995, the  balance sheet reflects
UII's 47% equity interest in United Trust Group, Inc. ("UTG"). The statements of operations and statements of cash flows presented include UII and UII's equity share of UTG.


LIQUIDITY AND CAPITAL RESOURCES

The Company's  principal need for cash  is the  payment of operating expenses and  interest on its convertible  debentures.  The  Company
currently has  $300,000 in cash and  cash equivalents.   The Company
holds two  mortgage  loans at  June  30,  1996.   Additionally,  the
Company holds notes receivable from  affiliates of $864,000.   There
were  no  financing  activities  in  the  current  or  prior  period presented.  Further  sources of capital resources will be  dependent upon dividends received from UTG.

The payment of cash dividends to  shareholders by UTG is not legally
restricted.   At June  30, 1996, substantially  all of  consolidated
shareholders'  equity   of  UTG   represents  net   assets  of   its
subsidiaries.    UTG has  no daily  operations of  its own.   Before
consolidation   of   its   subsidiaries,  UTG   holds  approximately
$10,040,000  in  notes  receivable  and   possesses  liabilities  of
$10,040,000  in the  form of  notes  payable.   These  notes contain
identical  terms.     Additionally,   UTG  has   an  investment   in
subsidiaries  of  $37,000,000  and  cash  of  $51,000.    Management
believes  the financial position  of UTG  is sufficient  to meet its future needs.

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


RESULTS OF OPERATIONS

YEAR-TO-DATE 1996 COMPARED TO 1995:

(a)  Revenues:

The Company's  primary source  of revenues is  derived from  service fee income which is provided via a service  agreement with USA.  The service  agreement  between UII  and  USA  is  to  provide USA  with
certain  administrative  services.    The  fees   are  based  on   a
percentage of premium revenue of USA.   The percentages are  applied
to both first year and renewal premiums at different rates.


Interest  income from affiliates  is from  notes receivable  from an affiliate.  The notes, representing debt  of FCC, carry interest  at a  rate of 1%  over prime  as published in the  Wall Street Journal,
payable quarterly.   Principal is  due upon maturity, with  $700,000
due on May 8, 2006, and $150,000 due on June 1, 1999.

Interest  income is derived  from two  mortgage loans  and from cash
and  cash  equivalents.    The  mortgage loans  are  first  position
mortgage loans in good standing.


(b)  Expenses:

The Company's source  of expenses  is derived  from salaries,  wages
and  employee  benefits,   professional  fees  and  other  operating
expenses associated with the services to  be provided by the Company pursuant to the service agreement between the Company and USA.

Effective September  1,  1990,  the  Company  entered  into  a  sub-
contract  service agreement  with  United Trust,  Inc.  ("UTI")  for
certain  administrative  services.    Through  its  facilities   and
personnel,  UTI performs  such  services as  may be  mutually agreed
upon between  the parties.   The fees are  based on  a percentage of
the fees paid to UII by USA.  The Company has incurred $848,000  and
$921,000 in service fee expense in the first six months of 1996  and
1995, respectively.

Interest expense  of $43,000 and $44,000  was incurred  in the first
six months of 1996 and 1995, respectively.   The interest expense is
directly   attributable  to   the  convertible   debentures.     The
Debentures bear interest at a variable  rate equal to one percentage point above  the prime  rate published  in the  Wall Street  Journal from time to time.


(c)  Equity in income or (loss) of Investees:

Equity in income or (loss) of investees represents UII's 47% share of net income or (loss) of UTG for the first six months of 1996 and 1995. Following is a discussion of the more significant operating result differences of UTG for the first six months 1996 compared to 1995.

Premium  income,  net of  reinsurance  premium,  decreased  8%  when comparing the first six  months of 1996 to  the same period one year
ago.   The decrease is primarily attributed to the  reduction in new business production and the  change  in products marketed.  In 1995, the  Company  has streamlined  the  product  portfolio, as  well  as
restructured  the  marketing  force.   The  decrease  in  first year
premium production  is directly related  to the  Company's change in
distribution  systems.    The Company  has  changed  its  focus from
primarily a  broker agency  distribution system to  a captive  agent
system.   Business  written by  the  broker  agency force  in recent
years did not  meet Company expectations.   With the change in focus
of distribution systems, most of the broker agents were terminated.

The change  in marketing  strategy from  traditional life  insurance products  to universal  life insurance  products had  a  significant
impact on  new business production.   As a  result of  the change in
marketing  strategy the agency  force went through a restructure and
retraining  process.   Cash  collected from  the universal  life and
interest  sensitive products  contribute  only the  risk  charge  to premium income; however, traditional  insurance products  contribute all monies received  to premium income.  One  factor that has had  a
positive   impact  on   premium  income   is  the   improvement   of
persistency.    Persistency  is  a  measure  of  insurance in  force
retained in relation to the previous year.


Other considerations, net of reinsurance, increased 10% compared to
one  year ago.    Other considerations  consists  of administrative
charges  on universal  life and  interest sensitive  life insurance
products.    The insurance  in  force  relating  to  these types of
products continues to increase as  marketing efforts are  focusedon universal life insurance products.

Life benefits,  net of  reinsurance benefits  and claims, decreased
24% when comparing the  first six months of  1996 to the sameperiod
one year  ago.   The decrease is  primarily due to  the decrease in
mortality.    Mortality decreased  approximately  $1,100,000 in the
first six months of  1996 when compared  to 1995.  The decrease can
also  be  attributed   to  the   decrease  in  first  year  premium
production.    Another  factor  that  has  caused  life  benefitsto
decrease  is that  during 1994,  the Company  lowered  itscrediting rates  on  interest sensitive  products  in  response  to financial
market  conditions.   This action  will facilitate  the appropriate
spreads between investment returns  and credited interest rates. It takes approximately one year to fully  realize a change in credited rates  since  a  change becomes  effective  on  each  policy's next
anniversary.   Please  refer to discussion of  net investmentincome
for analysis of interest spreads.


(d)  Net income:

The   Company  recorded net income of $286,000  for the  first  six months of  1996 compared to a  net loss of  ($393,000) for the same
period  one year ago.   Net  income is  attributed primarily  tothe
operating results of the Company's 47% equity interest in UTG.


SECOND QUARTER 1996 COMPARED TO 1995:

(a)  Revenues:

The Company's source of revenues is  derived from service feeincome
which  is provided via  a service  agreement with USA.   Theservice
agreement  between  UII and  USA  is  to  provide  USA with certain
administrative services.   The  fees are  based on  a percentage of
premium revenue of USA.   The percentages are applied to both first
year and renewal premiums at different rates.

Interest income  from affiliates  is from  notes receivable from an affiliate.  The notes, representing debt  of FCC, were acquiredfrom outside third  parties in  December 1993,  and carry  interest at a
rate of  1% above prime.   The Company  received an additional note
receivable  for  $150,000 during  first quarter  1996 with  thesame affiliate.  Interest is  calculated at a rate of 1% above prime and is received quarterly.

Net investment income is derived from two mortgage loans andfrom cash and cash equivalents. The mortgage loans are firstposition mortgage loans in good standing.


(b)  Expenses:

The Company's  source of  expenses is derived  from salaries, wages
and  employee  benefits,  professional   fees  and  other operating
expenses associated with the services to  be provided by theCompany pursuant to the service agreement between the Company and USA.

Effective  September  1,  1990, the  Company  entered  into  a sub-
contract  service agreement  with  United Trust,  Inc.  ("UTI") for
certain  administrative  services.    Through  its  facilities  and
personnel, UTI  performs such  services as  may  be mutually agreed
upon between  the parties.   The fees are  based on  a percentageof
the fees paid to UII  by USA.  The Company has incurred $426,000and
$484,000 in  service fee expense  to UTI  in the  second quarter of
1996 and 1995, respectively.


Interest expense of $21,000 and $23,000  was incurred in the second quarter  of 1996 and  1995, respectively.  The  interest expense is
directly  attributable   to  the   convertible   debentures.    The
Debentures bear interest at a variable  rate equal to onepercentage point above  the prime  rate published  in the  Wall Street Journal from time to time.


(c)  Equity in income or (loss) of Investees:

Equity in income or (loss) of investees represents UII's 47% share of net income or (loss) of UTG for the second quarter of 1996 and 1995. Following is a discussion of the more significant operating result differences of UTG for second quarter 1996 compared to1995.

Premium  income,  net of  reinsurance  premium,  decreased  4% when comparing second quarter  of 1996 to  second quarter  of 1995.  The decrease  is primarily attributed  to the  reduction in newbusiness
production and  the  change in  products  marketed.   In  1995, the
Company streamlined the  product portfolio, as well as restructured the marketing force.  The decrease  in first year premiumproduction is  directly  related  to  the  Company's  change  in  distribution systems.  The Company has changed its  focus from primarily abroker agency  distribution system  to a  captive agent  system.  Business written by  the broker  agency force in  recent years  did not meet
Company expectations.    With the  change in  focus of distribution
systems, most of the broker agents were terminated.

The change  in marketing  strategy from  traditional life insurance products  to universal  life insurance  products had  a significant
impact on  new business production.   As a result  of the change in
marketing strategy the agency force  went through a  restructureand
retraining  process.   Cash collected  from the  universal  lifeand
interest  sensitive products  contribute  only the  risk  charge to premium income;  however, traditional  insurance productscontribute
all monies received to  premium income.   One factor that has had a
positive   impact  on   premium  income   is  the   improvement  of
persistency.    Persistency  is a  measure  of  insurance  in force
retained in relation to the previous year.

Other considerations, net  of reinsurance, increased 7% compared to
one  year ago.    Other considerations  consists  of administrative
charges  on universal  life and  interest sensitive  life insurance
products.    The insurance  in  force  relating  to  these types of
products continues to increase  as marketing efforts  are focusedon universal life insurance products.

Life benefits,  net of  reinsurance benefits  and claims, decreased
25%  when comparing second  quarter of  1996 to the  same periodone
year  ago.   The  decrease  is  primarily  due  to the  decrease in
mortality.    Mortality  decreased  approximately  $781,000  in the
second quarter of 1996 when compared to the second quarter of 1995.
The  decrease can also  be attributed to the  decrease in firstyear premium  production.  Another  factor that  has caused lifebenefits to decrease is that during 1994,  the Company lowered its crediting rates  on  interest sensitive  products  in  response  to financial
market  conditions.   This action  will facilitate  the appropriate
spreads between investment returns and credited  interest rates. It takes approximately one year to fully  realize a change in credited rates  since  a  change  becomes effective  on  each  policy's next anniversary.  Please  refer to  discussion of net investment income for analysis of interest spreads.


(d)  Net income:

The  Company recorded net  income of  $51,000 for  second quarterof
1996 compared to a  net loss of ($531,000)  for the same  periodone
year  ago.   Net income  is  attributed  primarily to  theoperating
results of the Company's 47% equity interest in UTG.



FINANCIAL CONDITION

The  Company owns 47%  equity interest  in UTG  which controlstotal
assets  of   approximately  $355,000,000.     Summarized  financial
information of UTG are shown in note 4 of this filing.


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


                             UNITED INCOME, INC.
                                (Registrant)






Date  August 9, 1996                    By /s/ Thomas F. Morrow
                                           Thomas F. Morrow, Chief Operating
                                           Officer and Vice Chairman




Date  August 9, 1996                    By /s/ James E. Melville
                                           James E. Melville, Chief Financial
                                           Officer and Senior Executive Vice
                                           President





                                     18
<PAGE.


