Form 10-Q
period 1996-09-30
UNITED INCOME INC
filed 1996-11-14
CIK 863138

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


                                  FORM 10-Q


                 QUARTERLY REPORT UNDER SECTION 13 AND 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934





For the Quarter Ended September 30, 1996    Commission File No.0-18540



                             UNITED INCOME, INC.
            (Exact Name of Registrant as specified in itsCharter)




               OHIO                                  37-1224044
    (State or other jurisdiction                  (I.R.S.Employer
   incorporation or organization)               IdentificationNo.)


  P.O. Box 5147, Springfield, Illinois                  62705
(Address of principal executive offices)             (Zip Code)



   Registrant's telephone number including area code:  (217)786-4300


   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorterperiod that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


          YES      X                               NO



   Indicate the number of shares outstanding of each of theRegistrant's classes of common stock, as of the latest practicable date.



                   Shares outstanding at October 31, 1996:
                                  19,887,572

                  Common stock, no par value per share

                             UNITED INCOME, INC.
                               (the "Company")


                                    INDEX




   Part I:   Financial Information



        Balance Sheets as of September 30, 1996 and
        December 31, 1995                                             3


        Statements of Operations for the nine months and three
        months ended September 30, 1996 and 1995                      4


        Statements of Cash Flows for the nine months
        ended September 30, 1996 and 1995                             5


        Notes to Financial Statements                                 6


        Management's Discussion and Analysis of
        Financial Condition and Results of Operations                12



   Part II:  Other Information


        Signatures                                                   18

                       PART 1.  FINANCIAL INFORMATION
                        Item 1.  Financial Statements

                              UNITED INCOME, INC.

                                 Balance Sheet


                                                September 30,    December 31,
                                                     1996            1995

ASSETS

Cash and cash equivalents                        $    410,431   $    364,370
Mortgage loans                                        123,167        182,206
Notes receivable from affiliate                       864,100        714,100
Accrued interest income                                12,024          7,040
Indebtedness of affiliate, net                         11,272        (87,869)
Property and equipment (net of $90,348 accumulated
   depreciation in 1996 and $102,208 in 1995)           4,370         12,058
Investment in affiliates                           11,381,526     11,985,958
Other assets (net of $136,757 accumulated
   amortization in 1996 and $108,995 in 1995)          92,528        120,290
         TOTAL ASSETS                            $ 12,899,418   $ 13,298,153


                        LIABILITIES AND SHAREHOLDERS' EQUITY


Liabilities and accruals:
   Convertible debentures                        $    902,300   $    902,300
   Other liabilities                                      612         40,722
         TOTAL LIABILITIES                            902,912        943,022


Shareholders' equity:
Common stock - no par value, stated value
    $.033 per share.  33,000,000 shares
    authorized, 22,424,572 issued in 1996,
    22,423,572 issued in 1995                        740,010         739,977
Additional paid-in capital                        14,634,122      14,633,455
Unrealized depreciation of investments
   held for sale of affiliate                        (62,097)           (236)
Accumulated deficit                               (3,231,808)     (2,934,344)
         TOTAL SHAREHOLDERS' EQUITY               12,080,227      12,438,852

   Common stock in treasury, at cost
      (2,537,000 shares)                             (83,721)        (83,721)
         TOTAL SHAREHOLDERS' EQUITY               11,996,506      12,355,131

         TOTAL LIABILITIES AND
           SHAREHOLDERS' EQUITY                 $ 12,899,418    $ 13,298,153


                            See accompanying notes.
                                       3

                               UNITED INCOME, INC.

                             Statement of Operations



                            Three Months Ended            Nine Months Ended
                      September 30,  September 30,  September 30,  September 30,
                           1996           1995            1996           1995


REVENUES:

Interest income        $    2,893    $    4,064     $    10,359    $    12,778
Interest income
 from affiliates           20,249        17,778          59,044         53,719
Service agreement
 income from affiliates   406,952       494,867       1,403,010      1,529,396
Realized investment gains   2,599             0           2,599              0
Other income from
 affiliates                24,022        23,322         100,424        101,424
                          456,715       540,031       1,575,436      1,697,317



EXPENSES:

Management fee
 to affiliate             294,170       452,935      1,141,805       1,373,653
General expenses           12,045        12,243         78,363          82,458
Interest expense           20,866        22,384         63,161          66,545
                          327,081       487,562      1,283,329       1,522,656

Income before provision for
 income taxes and equity income
 (loss) of investees      129,634        52,469        292,107         174,661
Equity in income (loss)
 of investees            (713,362)       80,335       (589,571)       (434,886)

Net income (loss)     $  (583,728)  $   132,804   $   (297,464)   $   (260,225)



Net income (loss)
 per common share     $     (0.03)  $      0.01   $      (0.01)   $     (0.01)


Average common shares
 outstanding           22,423,700    19,886,572     22,423,700      19,886,572




                                See accompanying notes.
                                           4

                                  UNITED INCOME, INC.
                                Statement of Cash Flows




                                                  September 30,  September 30,
                                                      1996           1995

Increase (decrease) in cash and cash equivalents
   Cash flows from operating activities:
       Net loss                                  $   (297,464)  $    (260,225)
   Adjustments to reconcile net loss to net
       cash provided by  operating activities:
       Depreciation and amortization                   34,285          40,101
       Gain on payoff of mortgage loan                 (2,599)              0
       Accretion of discount on mortgage loans           (415)              0
       Equity in loss of investees                    589,571         434,886
   Changes in assets and liabilities:
      Change in accrued interest income                (4,984)         (1,796)
      Change in indebtedness of affiliates            (99,141)         46,887
      Change in other liabilities                     (40,110)        (14,282)
NET CASH PROVIDED BY OPERATING ACTIVITIES             179,143         245,571


Cash flows from investing activities:
      Capital contribution to investee               (47,000)         (23,500)
      Purchase of investments in affiliates                0          (26,091)
      Change in notes receivable of affiliate       (150,000)               0
      Payments received on mortgage loans             62,053            2,809
      Purchase of mortgage loan                            0         (126,000)
      Proceeds from sale of property and equipment     1,165                0
NET CASH USED IN INVESTING ACTIVITIES               (133,782)        (172,782)


Cash flows from financing activities:
      Proceeds from sale of common stock                 700                0
NET CASH PROVIDED BY FINANCING ACTIVITIES                700                0


Net increase in cash and cash equivalents             46,061           72,789
Cash and cash equivalents at beginning of period     364,370          230,266
Cash and cash equivalents at end of period        $  410,431      $   303,055



                                 See accompanying notes.
                                             5

                            UNITED INCOME, INC.

                       NOTES TO FINANCIAL STATEMENTS
                                (Unaudited)


1.   BASIS OF PRESENTATION

The accompanying financial statements have been prepared byUnited Income, Inc. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. Although the Companybelieves the disclosures are adequate to make the information presented not be misleading, it is suggested that these consolidated financialstatements be read in conjunction with the consolidated financial statements and the notes thereto presented in the Company's Annual Report on Form10-K filed with the Securities and Exchange Commission for the year endedDecember 31, 1995.

The information furnished reflects, in the opinion of the Company, all adjustments (which include only normal and recurring accruals)necessary for a fair presentation of the results of operations for the periods presented. Operating results for interim periods are not necessarily indicative of operating results to be expected for the yearor of the Company's future financial condition.

At September 30, 1996, the affiliates of United Income, Inc., were as depicted on the following organizational chart.

                             ORGANIZATIONAL CHART
                           AS OF SEPTEMBER 30, 1996



United Trust, (nc. ("UTI") is the ultimate controlling company. UTI owns 53% of United Trust Group ("UTG") and 30% of United Income, Inc. ("UII"). UII owns 100% of Universal Guaranty Life Insurance Company ("UG"). UG owns 100% of United Security Assurance Company ("USA"). USA owns 84% of Appalachian Life Insurance Company ("APPL") and APPL owns 100% of Abraham Lincoln Insurance Company ("ABE").

2.  STOCK OPTION PLANS

The Company has a stock option plan under which certaindirectors, officers and employees may be issued options to purchase up to 450,000 shares of common stock at $.915 per share. Options become exercisable at 25% annually beginning one year after date of grant and expire generally in five years. In November 1992, 149,100 option shares weregranted. In 1995, 6,950 option shares were granted. In 1995, 500 optionshares were exercised. At September 30, 1996, options for 155,550 shares were exercisable and options for 293,950 shares were available forgrant. No options have been exercised during 1996.

On January 15, 1991, the Company adopted an additionalNon-Qualified Stock Option Plan under which certain employees and salespersonnel may be granted options. The plan provides for the granting of up to 600,000 options at an exercise price of $.033 per share, and the optionsgenerally expire five years from the date of grant. Options for 146,000shares of common stock were granted in 1991, options for 19,000 shareswere granted in 1993 and options for 4,300 shares were granted in 1995. AtSeptember 30, 1996, 166,000 of the granted optionshave been exercised, 3,300 options have been granted and are exercisable, and 430,700 options areavailable for grant.


3.   LEGAL PROCEEDINGS OF AFFILIATES

During the third quarter of 1994, UG became aware that certain new insurance business was being solicited by certain agents and issued to individuals considered to be not insurable by Company standards. These policies had a face amount of $22,700,000 and represented 1/2 of1% of the insurance in force. Management's analysis indicates that the expected death claims on the business in force to be adequatelycovered by the mortality assumptions inherent in the calculation of statutoryreserves. Nevertheless, management determined it was in the bestinterest of the Company to repurchase as many of the policies as possible. AtSeptember 30, 1996, all of the original policies, with a total face amount of $22,700,000, have been settled with the exception of oneremaining lawsuit with a $100,000 original face amount still to be determined. There remains $4,166,000 of insurance in force from reduced face amount policies issued in certain instances as settlements. UG maintains reserves on these policies in excess of 25% of the face amount of insurance. Through September 30, 1996, the Company spent a total of $4,218,000 for the repurchase of these policies and for the defense of relatedlitigation.

During 1996, the  Company has  been involved in  the following litigation:
Freeman v. Universal Guaranty Life Insurance Company (U.S.D.C.,N.D.Ga, 1994, 1-94-CV-2593-RCF); Armstrong v. Universal Guaranty LifeInsurance Company and James Melville (Circuit Court of Davidson County,Tenn., 1994, 94C3222); Armstrong v. Universal Guaranty Life Insurance Companyand James Melville (Circuit Court of Davidson County, Tenn., 1994, 94C3720); Ridings
v. Universal Guaranty Life Insurance Company and James Melville (Circuit Court of Davidson County, Tenn., 1994, 94C3221).

Four general agents of UG filed independent suits against UG inthe latter part of September or early October 1994. Kathy Armstrong(3-94-1085), another general agent, filed her suit on November 16, 1994. All of the suits allege that the plaintiff was libeled by statements made in a letter sent by UG. The letter was sent to persons who had been issued life insurance policies by UG as the result of policy applicationssubmitted by the five agents. Mr. Melville is a defendant in some of the suits because he signed the letter as president of UG.

In addition to the defamation count, Mr. Freeman alleges that UG also breached a contract by failing to pay his commissions forpolicies issued. Mr. Freeman claims unpaid commissions of $65,000. In the libelclaim, Mr. Freeman claims compensatory damages of over $5,000,000, punitivedamages of over $3,000,000, costs, and litigation expenses. The other plaintiffs request the award of unspecified compensatory damages andpunitive (or special) damages as well as costs and attorney's fees. UGhas filed
Answers to all of these suits asserting various defensesand, where appropriate, counterclaims. The Freeman suit went to trial inApril 1996. The jury awarded Mr. Freeman $365,000 in general damages and $700,000 in punitive damages. In May 1996, UG filed an appeal.

Jeffrey Ploskonka, Keith Bohn and Paul Phinney v. Universal Guaranty Life Insurance Company (Circuit Court of the Seventh JudicialCircuit Sangamon County, Illinois Case No.: 95-L-0213)

On March 9, 1995 a lawsuit was filed against UniversalGuaranty Life Insurance on behalf of three insureds and a potential class of other insureds. The Plaintiffs allege that UG violated the insurance contract in attempting to cancel life insurance contracts. Additionally, the
Plaintiffs assert violations of Illinois law alleging vexations and unreasonable insurance practices, breach of duty of good faithand fair dealing, and that Illinois consumer fraud laws have beenviolated. The Plaintiffs seek unspecified compensatory damages, injunctive relief, attorneys' fees, statutory damages in an amount up to $25,000 punitive damages of $1,000,000 and other equitable relief. UG filed anAnswer to this lawsuit in May 1995, asserting various defenses and reserving the right to assert counterclaims. UG has also filed motionsto dismiss certain allegations and claims made in the lawsuit. In June 1995, the court conditionally certified a class of non-settling insureds. This class represents approximately $5,000,000 of insurance in force. UGhas reached a tentative settlement of this suit. Pending approval of the court, UG will issue a paid up policy to each class member equal to70% of the original face amount and pay $600,000 to the class. Thethird quarter financial statements include a charge to the income statement of$1,600,000 to life benefits and $600,000 to general expenses for this tentative settlement.

Universal Guaranty Life Insurance Company v. Fred Boxley(United States District Court, Middle District of Florida, Orlando Division,Civil Action File No. 95-1145-CIV-ORL-19).

On October 9, 1995, UG filed the above named suit seekingrescission of two life insurance policies issued to the Defendant with a total faceamount of $100,000. The claims against the Defendant include fraud, breach of fiduciary duty and material misrepresentation. The Defendanthas filed an Answer and Counterclaims, alleging breach of contract and bad faith. Motions for summary judgment filed by both parties are currently pending. The case is currently scheduled for trial in January 1997.

The Company and its subsidiaries are named as defendants in anumber of legal actions arising primarily from claims made under insurance policies. Those actions have been considered in establishing the Company's liabilities. Management and its legal counsel are of theopinion that the settlement of those actions will not have a material adverse effect on the Company's financial position or results of operations.

The number of insurance companies that are under regulatorysupervision has increased, and that increase is expected to result in an increase in assessments by state guarantee funds to cover losses topolicyholders of insolvent or rehabilitated companies. Those mandatoryassessments may be partially recovered through a reduction in future premium taxes in some states. For all assessment notifications received, the Companyhas accrued for those assessments.


4.   SUMMARIZED FINANCIAL INFORMATION OF UNITED TRUST GROUP, INC.


The following provides summarized financial information for theCompany's 47% owned affiliate:

The following provides summarized  financial information for theCompany's  47% owned affiliate:

                           UNITED TRUST GROUP, INC.
                               AND SUBSIDIARIES
                     Condensed Consolidated Balance Sheet



                                             September 30,     December 31,
                                  ASSETS          1996             1995

Total investments                           $  246,922,379    $  244,815,985
Cash and cash equivalents                       14,719,127        12,024,668
Reinsurance receivables                         15,194,794        14,401,901
Cost of insurance acquired                      49,541,246        53,115,987
Value of agency force acquired                   6,249,176         6,485,733
Other assets                                    25,532,296        24,591,748
         TOTAL ASSETS                       $  358,159,018    $  355,436,022



                      LIABILITIES AND SHAREHOLDERS' EQUITY


Policy liabilities                          $  268,173,169    $  261,796,945
Notes payable                                   20,339,853        21,463,328
Deferred income taxes                           15,097,199        16,100,283
Other liabilities                                5,847,828         5,478,001
         TOTAL LIABILITIES                     309,458,049       304,838,557
Minority interests in consolidated
  subsidiaries                                  13,405,546        13,881,640



Shareholders's equity:
Common stock no par value.
   Authorized 10,000 shares -
   100 shares issued                           45,826,705         45,726,705
Unrealized depreciation of
   investments held for sale                     (132,121)              (501)

Accumulated deficit                           (10,399,161)        (9,010,379)
         TOTAL SHAREHOLDERS' EQUITY            35,295,423         36,715,825

         TOTAL LIABILITIES AND
           SHAREHOLDERS' EQUITY            $  358,159,018     $  355,436,022


The following provides summarized  financial information for theCompany's  47% owned affiliate:

                           UNITED TRUST GROUP, INC.
                              AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations



                              Three Months Ended         Nine Months Ended
                                 September 30,            September 30,
                              1996         1995         1996          1995


Premiums and other
  considerations          $ 7,348,199  $ 7,868,803   $24,343,885  $ 26,079,829
Net Investment income       4,002,258    3,757,605    11,907,152    11,464,379
Other                         (19,174)    (111,539)     (217,985)      (77,471)
                           11,331,283   11,514,869    36,033,052    37,466,737



Benefits, claims and
   settlement expenses      8,378,710    5,978,795    21,991,273    23,190,558
Commissions, DAC, cost of
   insurance acquired and agency
   force amortizations      1,734,048    3,044,057     6,600,518     8,355,119
Operating and interest
   expenses                 3,685,600    2,498,472    10,374,795     8,689,708
                           13,798,358   11,521,324    38,966,586    40,235,385
Net income (loss) before
   income taxes and
   minority interest       (2,467,075)      (6,455)   (2,933,534)   (2,768,648)
Credit for income taxes       327,798      249,408     1,122,683     1,355,338

Minority interest in
  (income) loss of consolidated
   subsidiaries               575,460     (116,202)      422,069       330,070
Net income (loss)         $(1,563,817) $   126,751   $(1,388,782)  $(1,083,240)



MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The  purpose of  this  section  is to  discuss  and analyze  the Company's financial condition, changes in financial condition and results of operations which reflect the performance of the Company. Theinformation in the financial statements and related notes should be read inconjunction with this section.

At September 30, 1996 and December 31, 1995, the balance sheet reflects UII's 47% equity interest in United Trust Group, Inc. ("UTG"). The statements of operations and statements of cash flows presentedinclude UII and UII's equity share of UTG.


LIQUIDITY AND CAPITAL RESOURCES

The Company's principal need for cash is the payment ofoperating expenses and interest on its convertible debentures. The Company currently has $410,000 in cash and cash equivalents. The Company holds onemortgage loan at September 30, 1996. Additionally, the Company holds notesreceivable from affiliates of $864,000. Further sources of capitalresources will be dependent upon dividends received from UTG.

The  payment  of cash  dividends  to  shareholders by  UTG  is not legally restricted. At September 30, 1996, substantially all of consolidated shareholders' equity of UTG represents net assets of its subsidiaries. UTG has no daily operations of its own. Before consolidation of its subsidiaries, UTG holds approximately $10,040,000 in notesreceivable and possesses liabilities of $10,040,000 in the form of notes payable. These notes contain identical terms. Additionally, UTG has an investment in subsidiaries of $37,000,000 and cash of $51,000. Management believes the financial position of UTG is sufficient to meet its future needs.

The payment of cash dividends to shareholders by UII isnot legally restricted. UG's dividend limitations are described below.

Ohio domiciled insurance companies require five days prior notification to the insurance commissioner for the payment of an ordinary dividend. Ordinary dividends are defined as the greater of: a) prior yearstatutory earnings or b) 10% of statutory capital and surplus. For the year ended December 31, 1995, UG had a statutory gain from operations of $3,252,000. At December 31, 1995, UG statutory capital and surplus amounted to $7,274,000. Extraordinary dividends (amounts in excess of ordinary dividend limitations) require prior approval of the insurancecommissioner and are not restricted to a specific calculation as to amount.

Management believes that the overall sources of liquidityavailable to the Company will be sufficient to satisfy its financial obligations.


RESULTS OF OPERATIONS

YEAR-TO-DATE 1996 COMPARED TO 1995:

(a)  Revenues:

The Company's primary source of revenues is derived from servicefee income which is provided via a service agreement with USA. The serviceagreement between UII and USA is to provide USA with certain administrativeservices. The fees are based on a percentage of premium revenue of USA. The percentages are applied to both first year and renewal premiums at different rates.

Interest income from affiliates is from notes receivable from anaffiliate. The notes, representing debt of FCC, carry interest at a rate of 1% over prime as published in the Wall Street Journal, payable quarterly. Principal is due upon maturity, with $700,000 due on May 8, 2006, and $150,000 due on June 1, 1999.

Interest income is derived from two sources, mortgage loans andcash and cash equivalents. On July 15, 1996 one of the mortgages paid-off. Currently, the Company owns one mortgage loan which is a first position loan in good standing.


(b)  Expenses:

The Company's source of expenses is derived from salaries, wages and employee benefits, professional fees and other operating expenses associated with the services to be provided by the Companypursuant to the service agreement between the Company and USA.

Effective  September  1, 1990,  the  Company  entered into  a sub-contract service agreement with United Trust, Inc. ("UTI") for certain administrative services. Through its facilities and personnel, UTI performs such services as may be mutually agreed upon betweenthe parties. The fees are based on a percentage of the fees paid to UII by USA. The Company has incurred $1,142,000 and $924,000 in service feeexpense in the first nine months of 1996 and 1995, respectively.

Interest expense of $63,000 and $67,000 was incurred in the first nine months of 1996 and 1995, respectively. The interest expense is directly attributable to the convertible debentures. The Debentures bear interest at a variable rate equal to one percentage point above the prime rate published in the Wall Street Journal from time to time.


(c)  Equity in income or (loss) of Investees:

Equity in income or (loss) of investees represents UII's 47%share of net income or (loss) of UTG for the first nine months of 1996and 1995. Following is a discussion of the operating results of UTG forthe first nine months of 1996 compared to 1995. Please refer to Note fourof United Income, Inc.'s Notes to Financial Statements for Condensed Financial Statements of United Trust Group, Inc.

Premiums and other considerations, decreased 7% when comparingthe first nine months of 1996 to the same period one year ago. Thedecrease is primarily attributed to the reduction in new business production and the change in products marketed. In 1995, the Company streamlined the product portfolio, as well as restructured the marketing force. Thedecrease in first year premium production is directly related to the Company's change in distribution systems. The Company changed its focus from primarily a broker agency distribution system to a captive agent system. Business written by the broker agency force in recent years did not meet Company expectations. With the change in focus of distributionsystems, most of the broker agents were terminated.

Benefits, claims and settlement expenses, decreased 5% whencomparing the first nine months of 1996 to the same period one year ago. Thedecrease is attributed to the decrease in first year premium. Mortalitydecreased approximately $176,000 in the first nine months of 1996 whencompared to 1995. Life benefits was negatively effected by $1,600,000charge for the tentative settlement of a class action lawsuit. The lawsuit isdiscussed in detail in Note three of the Notes to Financial Statements of United Income, Inc.

Commissions, DAC, cost of insurance acquired and agency forceamortizations decreased 21% in the first nine months of 1996 when compared to the same period one year ago. The decrease is attributed to twofactors. The decline in first year premium production and design of products that is currently marketed. These new products pay lower first yearcommissions than the products sold in prior periods. Also, the Companybenefited from improved persistency.

Operating and interest expenses increased 19% in the first ninemonths of 1996 when compared to the same period one year ago. Theincrease was caused by several factors. The primary factor for theincrease in operating expenses is due to the decrease in production. Thedecrease in production was discussed in the analysis of premium income. As such, the Company was positioned to handle significantly more first yearproduction than was produced by the agency force. The difference betweenthe policy acquisition costs deferred in the first nine months of 1996compared to the same period one year ago, effected the increase in operatingexpenses.

Another factor that caused the increase in operating expenses is directly related to increased legal costs. During the third quarter of1994, UG became aware that certain new insurance business was beingsolicited by certain agents and issued to individuals considered to be notinsurable by Company standards. As of September 30, 1996, all of theoriginal policies with a total face amount of $22,700,000 have been settled with the exception of one remaining lawsuit with a $100,000 originalface amount still to be determined. The Company has reached a tentative settlement with a class of non-settling insureds. Pending approval of the court, UG will issue a paid up policy to each class member equal to70% of the original face amount and pay $600,000 to the class. Thethird quarter financial statements include a charge to the income statement of$1,600,000 to life benefits and $600,000 to general expenses for this tentative settlement. The Company incurred legal costs of $711,000 and$596,000 in the first nine months of 1996 and the first nine months of 1995, respectively, for the legal defense of related litigation.


(d)  Net loss:

The Company recorded a net loss of ($297,000) for the first ninemonths of 1996 compared to a net loss of ($260,000) for the same period oneyear ago. Net loss is attributed primarily to the operating results of theCompany's 47% equity interest in UTG.


THIRD QUARTER 1996 COMPARED TO 1995:

(a)  Revenues:

The Company's source of revenues is derived from service feeincome which is provided via a service agreement with USA. The service agreement between UII and USA is to provide USA with certain administrativeservices. The fees are based on a percentage of premium revenue of USA. The percentages are applied to both first year and renewal premiums at different rates.

Interest income from affiliates is from notes receivable from anaffiliate. The notes, representing debt of FCC, were acquired from outside third parties in December 1993, and carry interest at a rate of 1%above prime. The Company received an additional note receivable for$150,000 during first quarter 1996 with the same affiliate. Interest is calculated at a rate of 1% above prime and is received quarterly.

Interest income is derived from two sources, mortgage loans and cash and cash equivalents. On July 15, 1996 one of the mortgages paid-off. Currently, the Company owns one mortgage loan which is a first position loan in good standing.


(b)  Expenses:

The Company's source of expenses is derived from salaries, wages and employee benefits, professional fees and other operating expenses associated with the services to be provided by the Companypursuant to the service agreement between the Company and USA.

Effective  September  1,  1990,  the Company  entered  into  asub-contract service agreement with United Trust, Inc. ("UTI") for certain administrative services. Through its facilities and personnel, UTI performs such services as may be mutually agreed upon betweenthe parties. The fees are based on a percentage of the fees paid to UII by USA. The Company has incurred $294,000 and $303,000 in service fee expenseto UTI in the third quarter of 1996 and 1995, respectively.

Interest expense of $20,000 and $22,000 was incurred in thethird quarter of 1996 and 1995, respectively. The interest expense is directly attributable to the convertible debentures. The Debenturesbear interest at a variable rate equal to one percentage point above the prime rate published in the Wall Street Journal from time to time.


(c)  Equity in income or (loss) of Investees:

Equity in income or (loss) of investees represents UII's 47%share of net income or (loss) of UTG for the third quarter of 1996 and 1995. Following is a discussion of the operating results of UTG for thirdquarter 1996 compared to 1995. Please refer to Note four of United Income,Inc.'s Notes to Financial Statements for Condensed Financial Statements of United Trust Group, Inc.

Premiums and other considerations, decreased 7% when comparing third quarter of 1996 to third quarter of 1995. The decrease is primarily attributed to the reduction in new business production and thechange in products marketed. In 1995, the Company streamlined the productportfolio, as well as restructured the marketing force. The decrease infirst year premium production is directly related to the Company's change in distribution systems. The Company has changed its focus fromprimarily a broker agency distribution system to a captive agent system. Business written by the broker agency force in recent years did not meet Company expectations. With the change in focus of distributionsystems, most of the broker agents were terminated.

Benefits, claims and settlement expenses, increased 40% when comparing third quarter of 1996 to the same period one year ago. Theincrease is primarily the result of two factors. Mortality increasedapproximately $924,000 in the third quarter of 1996 when compared to the thirdquarter of 1995. There was no one event or specific occurrence whichcaused this increase. The other factor is a $1,600,000 charge for the tentative settlement of a class action lawsuit. The lawsuit is discussed in detail in Note three of the Notes to Financial Statements of UnitedIncome, Inc.

Commissions and amortization of deferred policy acquisition costsdecreased 43% in third quarter of 1996 compared to third quarter of 1995. The decrease is attributed to two factors. The decline in firstyear premium production and the design of products that are currently marketed. These new products pay lower first year commissions than theproducts sold in prior periods.

Operating expenses increased 48% in third quarterof 1996 compared to third quarter of 1995. The increase was caused by several factors. One factor for the increase in operating expenses is due to the decrease infirst year premium production. The decrease in production wasdiscussed in the analysis of premium income. As such, the Company was positionedto handle significantly more first year production than was produced bythe agency force. The difference between the policy acquisition costsdeferred in the first nine months of 1996 compared to the same period oneyear ago, effected the increase in operating expenses.

Another factor that caused the increase in operating expenses is directly related to increased legal costs. During the third quarter of 1994, UG became aware that certain new insurance business was beingsolicited by certain agents and issued to individuals considered to be notinsurable by Company standards. As of September 30, 1996, all of the original policies with a total face amount of $22,700,000 have been settled with the exception of one remaining lawsuit with a $100,000 originalface amount still to be determined. The Company has reached a tentativesettlement with a class of non-settling insureds. Pending approval of thecourt, UG will issue a paid up policy to each class member equal to70% of the original face amount and pay $600,000 to the class. Thethird quarter financial statements include a charge to the income statement of$1,600,000 to life benefits and $600,000 to general expenses for this tentative settlement. The Company incurred legal costs of $258,000 and$167,000 in third quarter of 1996 and third quarter of 1995,respectively, for the legal defense of related litigation.


(d)  Net income (loss):

The Company recorded a net loss of ($584,000) for third quarter of 1996 compared to a net income of $133,000 for the same period one yearago. The net income or (loss) is attributed primarily to the operatingresults of the Company's 47% equity interest in UTG.


FINANCIAL CONDITION

The Company  owns 47% equity interest in UTG which controls totalassets of
approximately  $358,000,000.   Summarized financial  informationof  UTG is
provided in Note four of the Notes to the Financial Statements.


FUTURE OUTLOOK

Factors expected to influence life insurance industry growthinclude: 1) competitive pressure among the large number of existing firms; 2) competition from financial service companies, as they seek to expand into insurance products; 3) customers' changing needs for newtypes of insurance products; 4) customers' lack of confidence in the entire industry as a result of the recent highly visible failures; and 5)
uncertainty concerning the future regulation of the industry. Growth in demand for insurance products will depend on demographicvariables such as income growth, wealth accumulation, populations and workforcechanges.

                        PART II.  OTHER INFORMATION


Omitted as the required information is inapplicable.

                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of1934, the registrant has duly caused this report to be signed on itsbehalf by the undersigned thereunto duly authorized.


                             UNITED INCOME, INC.
                                (Registrant)






Date:     November 6, 1996               By /s/ THOMAS F. MORROW
                                            Thomas F. Morrow, Chief Operating
                                            Officer and Vice Chairman




Date:     November 6, 1996               By /s/ JAMES E. MELVILLE
                                            James E. Melville, Chief Financial
                                            Officer and Senior Executive Vice
                                            President