Form 10-Q/A
period 1996-09-30
UNITED INCOME INC
filed 1997-02-14
CIK 863138

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549




                                FORM 10-Q/A


                     AMENDMENT TO SECTION 13 OR 15 (d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934


                            UNITED INCOME, INC.
           (Exact Name of Registrant as specified in its Charter)



                                  0-18540
                                  File No.



The undersigned registrant hereby amends the September 30, 1996 filing of Form 10-Q to include Exhibit 27, the Financial Data Schedule.

Pursuant to the requirements of the Securities Exchange Act of1934, the registrant duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        UNITED INCOME, INC.
                                           (Registrant)




                                   By:  /s/ James E. Melville
                                        James E. Melville
                                        Chief Financial Officer and
                                          Senior Executive Vice
                                          President



Date:   February 13, 1997

        This report contains
        2 pages.