Form 10-K
period 1996-12-31
UNITED INCOME INC
filed 1997-03-28
CIK 863138

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.  20549

FORM 10-K


ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
THE SECURITIES EXCHANGE ACT OF 1934



For the fiscal year ended December 31, 1996  Commission File Number 0-18540


                   UNITED INCOME, INC.
(Exact name of registrant as specified in its charter)


2500 CORPORATE EXCHANGE DRIVE
                       COLUMBUS, OH 43231
        (Address of principal executive offices, including zip code)



              OHIO                                          37-1224044
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.)



Registrant's telephone number, including area code:  (614) 899-6773

Securities registered pursuant to Section 12(b) of the Act:

                                                      Name of each exchange
Title of each class                                   on which registered
      None                                                   None


Securities registered pursuant to Section 12(g) of the Act:

 Title of each class

                                Common Stock

Registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and has been subject to such filing requirements for the past 90 days.

At March 1, 1997, the Registrant had outstanding 19,887,572 shares of Common Stock, stated value $.033 per share.

DOCUMENTS  INCORPORATED BY REFERENCE:   Portions of  the Registrant's proxy
statement for the annual meeting of shareholders to be held during 1997 are incorporated by reference into Part III of this Report.

PART I




ITEM 1.  BUSINESS

United Income, Inc. (the "Registrant") was incorporated in 1987 under the laws of the State of Ohio to serve as an insurance holding company. At December 31, 1996, the affiliates of the Registrant were as depicted on the following organizational chart:

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

ITEM 1.  BUSINESS

The Registrant and its affiliates (the "Company") operate principally in the individual life insurance business. The primary business of the Company has been the servicing of existing insurance business in force, the solicitation of new insurance business, and the acquisition of other companies in similar lines of business.

United Income, Inc. ("UII"), was incorporated on November 2, 1987, as an Ohio corporation. Between March 1988 and August 1990, UII raised a total of approximately $15,000,000 in an intrastate public offering in Ohio. During 1990, UII formed a life insurance subsidiary and began selling life insurance products.

On February 20, 1992, UII and its affiliate, UTI, formed a joint venture, United Trust Group, Inc., ("UTG"). On June 16, 1992, UII contributed $7.6 million in cash and 100% of the common stock of its wholly owned life insurance subsidiary. UTI contributed $2.7 million in cash, an $840,000 promissory note and 100% of the common stock of its wholly owned life insurance subsidiary. After the contributions of cash, subsidiaries, and the note, UII owns 47% and UTI owns 53% of UTG.

On June 16, 1992, UTG acquired 67% of the outstanding common stock of the now dissolved Commonwealth Industries Corporation, ("CIC") for a purchase price of $15,567,000. Following the acquisition, UTG controlled eleven life insurance subsidiaries. The Company has taken several steps to streamline and simplify the corporate structure following the acquisitions.

On December 28, 1992, Universal Guaranty Life Insurance Company ("UG") was the surviving company of a merger with Roosevelt National Life Insurance Company ("RNLIC"), United Trust Assurance Company ("UTAC"), Cimarron Life Insurance Company ("CIM") and Home Security Life Insurance Company ("HSLIC"). On June 30, 1993, Alliance Life Insurance Company ("ALLI"), a subsidiary of UG, was merged into UG.

On March 30, 1994, Farmers and Ranchers Life Insurance Company ("F&R") was sold to an unrelated third party. F&R was a small life insurance company which did not significantly contribute to the operations of the group. F&R primarily represented a marketing opportunity. The Company determined it would not be able to allocate the time and resources necessary to properly develop the opportunity, due to continued focus and emphasis on certain other agency forces of the Company.

On July 31, 1994, Investors Trust Assurance Company ("ITAC") was merged into Abraham Lincoln Insurance Company ("ALIC").

On August 15, 1995, the shareholders of CIC, ITI, and UGIC voted to voluntarily liquidate each of the companies and distribute the assets to the shareholders (consisting solely of common stock of their respective subsidiary). As a result, the shareholders of the liquidated companies became shareholders of FCC. Following the liquidations, UTG holds 72% of the common stock of FCC.

PRODUCTS

The Company's portfolio consists of two universal life insurance products. The primary universal life insurance product is referred to as the "Century 2000". This product was introduced to the marketing force in 1993 and has become the cornerstone of current marketing. This product has a minimum face amount of $25,000 and currently credits 6% interest with a guaranteed rate of 4.5% in the first 20 years and 3% in years 21 and greater. The policy values are subject to a $4.50 monthly policy fee, an administrative load and a premium load of 6.5% in all years. The administrative load and surrender charge are based on the issue age, sex and rating class of the policy. A surrender charge is effective for the first 14 policy years. In general, the surrender charge is very high in the first couple of years and then declines to zero at the end of 14 years. Policy loans are available at 7% interest in advance. The policy's accumulated fund will be credited the guaranteed interest rate in relation to the amount of the policy loan.

The second universal life product referred to as the "UL90A", has a minimum face amount of $25,000. The administrative load is based on the issue age, sex and rating class of the policy. Policy fees vary from $1 per month in the first year to $4 per month in the second and third years and $3 per month each year thereafter. The UL90A currently credits 5.5% interest with a 4.5% guaranteed interest rate. Partial withdrawals, subject to a remaining minimum $500 cash surrender value and a $25 fee, are allowed once a year after the first duration. Policy loans are available at 7% interest in advance. The policy's accumulated fund will be credited the guaranteed interest rate in relation to the amount of the policy loan. Surrender charges are based on a percentage of target premium starting at 120% for years 1-5 then grading downward to zero in year 15. This policy contains a guaranteed interest credit bonus for the long term policyholder. From years 10 through 20, additional interest bonuses are earned with a total in the twentieth year of 1.375%. The bonus is calculated from the policy issue date and is contractually guaranteed.

The Company markets other products, none of which is significant to operations. The Company has a variety of policies in force different from those which are currently being marketed. Approximately 30% of the insurance in force is participating business. The Company's average persistency rate for its policies in force for 1996 and 1995 has been 87.9% and 87.5%, respectively. The Company does not anticipate any material fluctuations in these rates in the future that may result from competition.

The Company's actual experience for earned interest, persistency and mortality vary from the assumptions applied to pricing and for determining premiums. Accordingly, differences between the Company's actual experience and those assumptions applied may impact the profitability of the Company. The minimum interest spread between earned and credited rates is 1% on the "Century 2000" universal life insurance product. The Company monitors investment yields, and when necessary adjusts credited interest rates on its insurance products to preserve targeted interest spreads. Credited rates are reviewed and established by the Board of Directors of the respective life insurance affiliates.

The premium rates are competitive with other insurers doing business in the states in which the Company is marketing its products.


MARKETING

The Company markets its products through separate and distinct agency forces. The Company has approximately 60 captive agents and 15 independent agents who actively write new business. No individual sales agent accounted for over 10% of the Company's premium volume in 1996. The Company's sales agents do not have the power to bind the Company.

The change in marketing strategy from traditional life insurance products to universal life insurance products had a significant impact on new business production. As a result of the change in marketing strategy the agency force went through a restructuring and retraining process. Marketing is based on a referral network of community leaders and shareholders of UII and UTI. Recruiting of agents is also based on the same referral network.

New sales  are marketed by  UG and  USA through their  agency forces  using
contemporary  sales  approaches   with  personal  computer   illustrations.
Current marketing efforts are primarily focused on the Midwest region.

Recruiting  of agents  is  based on  obtaining  people  with little  or  no
experience in the life  insurance business.   These recruits go through  an
extensive internal training program.

USA is licensed in Illinois, Indiana and Ohio. During 1996, Ohio accounted for 99% of USA's direct premiums collected.

ALIC is  licensed in  Alabama, Arizona,  Illinois,  Indiana, Louisiana  and
Missouri.   During 1996,  Illinois and Indiana  accounted for 44%  and 36%, respectively of ALIC's direct premiums collected.

APPL  is  licensed  in   Alabama,  Arizona,  Arkansas,  Colorado,  Georgia,
Illinois, Indiana, Kansas, Kentucky, Louisiana, Missouri, Montana, Nebraska, Ohio, Oklahoma, Pennsylvania, Tennessee, Utah, Virginia, West Virginia and Wyoming. During 1996, West Virginia accounted for 95% of APPL's direct premiums collected.

UG is licensed in Alabama, Arizona, Arkansas, Colorado, Delaware, Florida, Georgia, Idaho, Illinois, Indiana, Iowa, Kansas, Kentucky, Louisiana, Massachusetts, Michigan, Minnesota, Mississippi, Missouri, Montana, Nebraska, Nevada, New Mexico, North Carolina, North Dakota, Ohio, Oklahoma, Oregon, Pennsylvania, Rhode Island, South Carolina, South Dakota, Tennessee, Texas, Utah, Virginia, Washington, West Virginia and Wisconsin. During 1996, Illinois and Ohio accounted for 33% and 15%, respectively, of UG's direct premiums collected. No other states account for more than 7% of UG's direct premiums collected.


UNDERWRITING

The underwriting procedures of the Company's insurance affiliates are established by management. Insurance policies are issued by the Company based upon underwriting practices established for each market in which the Company operates. Most policies are individually underwritten. Applications for insurance are reviewed to determine additional information required to make an underwriting decision, which depends on the amount of insurance applied for and the applicant's age and medical history. Additional information may include inspection reports, medical examinations, statements from doctors who have treated the applicant in the past and, where indicated, special medical tests. After reviewing the information collected, the Company either issues the policy as applied for or with an extra premium charge because of unfavorable factors or rejects the application. Substandard risks may be referred to reinsurers for full or partial reinsurance of the substandard risk.

The Company's insurance affiliates require blood samples to be drawn with individual insurance applications for coverage over $45,000 (age 46 and above) or $95,000 (age 16-45). Blood samples are tested for a wide range of chemical values and are screened for antibodies to the HIV virus. Applications also contain questions permitted by law regarding the HIV virus which must be answered by the proposed insureds.


RESERVES

The applicable insurance laws under which the Company's insurance affiliates operate require that each insurance company report policy reserves as liabilities to meet future obligations on the policies in force. These reserves are the amounts which, with the additional premiums to be received and interest thereon compounded annually at certain assumed rates, are calculated in accordance with applicable law to be sufficient to meet the various policy and contract obligations as they mature. These laws specify that the reserves shall not be less than reserves calculated using certain mortality tables and interest rates.

The liabilities  for  traditional life  insurance and  accident and  health
insurance policy benefits  are computed using  a net level  method.   These
liabilities  include  assumptions  as   to  investment  yields,  mortality,
withdrawals, and other assumptions based on the life insurance affiliates' experience adjusted to reflect anticipated trends and to include provisions for possible unfavorable deviations. The Company makes these assumptions at the time the contract is issued or, in the case of contracts acquired by purchase, at the purchase
date.   Benefit  reserves for  traditional life insurance policies  include certain deferred  profits  on  limited-payment policies that are being
recognized in income over the policy term.   Policy benefit claims are
charged to expense in the period that the claims are incurred. Current mortality rate assumptions are based on 1975-80 select and ultimate tables. Withdrawal rate assumptions are based upon Linton B or Linton C.

Benefit reserves for universal life insurance and interest sensitive life insurance products are computed under a retrospective deposit method and represent policy account balances before applicable surrender charges. Policy benefits and claims that are charged to expense include benefit claims in excess of related policy account balances. Interest crediting rates for universal life and interest sensitive products range from 5.0% to 6.0% in each of the years 1996, 1995 and 1994.


REINSURANCE

As is customary in the insurance industry, the Company's insurance affiliates cede insurance to other insurance companies under reinsurance agreements. Reinsurance agreements are intended to limit a life insurer's maximum loss on a large or unusually hazardous risk or to obtain a greater diversification of risk. The ceding insurance company remains contingently liable with respect to ceded insurance should any reinsurer be unable to meet the obligations assumed by it, however it is the practice of insurers to reduce their financial statement liabilities to the extent that they have been reinsured with other insurance companies. The Company sets a limit on the amount of insurance retained on the life of any one person. The Company will not retain more than $125,000, including accidental death benefits, on any one life. At December 31, 1996, the Company had insurance in force of $3.953 billion of which approximately $1.109 billion was ceded to reinsurers.

The Company's reinsured business is ceded to numerous reinsurers. The Company believes the assuming companies are able to honor all contractual commitments, based on the Company's periodic reviews of their financial statements, insurance industry reports and reports filed with state insurance departments.

The Company's insurance affiliate (UG) entered into a coinsurance agreement with First International Life Insurance Company ("FILIC") as of September 30, 1996. Under the terms of the agreement, UG ceded to FILIC substantially all of its paid-up life insurance policies. Paid-up life insurance generally refers to non-premium paying life insurance policies. A.M. Best, an industry rating company, assigned a Best's Rating of A++ (Superior) to The Guardian Life Insurance Company of America ("Guardian"), parent of FILIC, based on the consolidated financial condition and operating performance of the company and its life/health subsidiaries. The agreement with FILIC accounts for approximately 66% of the reinsurance receivables as of December 31, 1996.

As a result of the FILIC coinsurance agreement, effective September 30, 1996, UG received a reinsurance credit in the amount of $28,318,000 in exchange for an equal amount of assets. UG also received $6,375,000 as a commission allowance.

Currently, the Company is utilizing reinsurance agreements with Business Men's Assurance Company, ("BMA") and Life Reassurance Corporation, ("LIFE RE") for new business. BMA and LIFE RE each hold an "A+" (Superior) rating from A.M. Best, an industry rating company. The reinsurance agreements were effective December 1, 1993, and cover all new business of the Company. The agreements are a yearly renewable term ("YRT") treaty where the Company cedes amounts above its retention limit of $100,000 with a minimum cession of $25,000.

In selecting a reinsurance company, the Company examines many factors including:

1) Whether the reinsurer is licensed in the states in which reinsurance coverage is being sought;

2) the solvency and stability of the company. One source utilized is the rating given the reinsurer by the A.M. Best Company, an insurance industry rating company. Another source is the statutory annual statement of the reinsurer;

3)   the history and reputation of the Company;

4) competitive pricing of reinsurance coverage. The Company generally seeks quotes from several reinsurers when considering a new treaty.


INVESTMENTS

At December 31, 1996, substantially all of the assets of the Company represent investments or receivables in affiliates. The Company does own one mortgage loan as of December 31, 1996. Interest income was derived from mortgage loans and cash and cash equivalents.


COMPETITION

The insurance business is a highly competitive industry and there are a number of other companies, both stock and mutual, doing business in areas where the Company operates. Many of these competing insurers are larger, have more diversified lines of insurance coverage, have substantially greater financial resources and have a greater number of agents. Other significant competitive factors include policyholder benefits, service to policyholders, and premium rates.

The insurance industry is a mature industry. In recent years, the industry has experienced virtually no growth in life insurance sales, though the aging population has increased the demand for retirement savings products. The products offered (see Products) are similar to those offered by other major companies. The product features are regulated by the states and are subject to extensive competition among major insurance organizations. The Company believes a strong service commitment to policyholders, efficiency and flexibility of operations, timely service to the agency force and the expertise of its key executives help minimize the competitive pressures of the insurance industry.


GOVERNMENT REGULATION

The Company's insurance affiliates are subject to government regulation in each of the states in which they conduct business. Such regulation is vested in state agencies having broad administrative power dealing with all aspects of the insurance business, including the power to: (i) grant and revoke licenses to transact business; (ii) regulate and supervise trade practices and market conduct; (iii) establish guaranty associations; (iv) license agents; (v) approve policy forms; (vi) approve premium rates for some lines of business; (vii) establish reserve requirements; (viii) prescribe the form and content of required financial statements and reports; (ix) determine the reasonableness and adequacy of statutory capital and surplus; and (x) regulate the type and amount of permitted investments. Insurance regulation is concerned primarily with the protection of policyholders. The Company cannot predict the form of any future proposals or regulation. The Company's insurance affiliates, USA, UG, APPL and ALIC are domiciled in the states of Ohio, Ohio, West Virginia and Illinois, respectively.

Most states also have insurance holding company statutes which require registration and periodic reporting by insurance companies controlled by other corporations licensed to transact business within their respective jurisdictions. The insurance affiliates are subject to such legislation and are registered as controlled insurers in those jurisdictions in which such registration is required. Statutes vary from state to state but typically require periodic disclosure concerning the corporation that controls the registered insurers and all affiliates of such corporation. In addition, prior notice to, or approval by, the state insurance commission of material intercorporate transfers of assets, reinsurance agreements, management agreements, and payment of dividends in excess of specified amounts by the insurance affiliate within the holding company system are required.

The National Association of Insurance Commissioners (NAIC) is an association whose membership consists of the insurance commissioners or their designees of the various states. The NAIC has no direct regulatory authority over insurance companies, however its purpose is to provide a more consistent method of regulation and reporting from state to state. This is accomplished through the issuance of model regulations, which can be adopted by individual states unmodified, modified to meet the state's own needs or requirements, or dismissed entirely.

Each year the NAIC calculates financial ratio results (commonly referred to as IRIS ratios) for each company. These ratios compare various financial information pertaining to the statutory balance sheet and income statement. The results are then compared to pre-established normal ranges determined by the NAIC. Results outside the range typically require explanation to the domiciliary insurance department.

At year end 1996, UG had two ratios outside the normal range. The first ratio compared commission allowances with statutory capital and surplus. The ratio was outside the norm due to the reinsurance agreement with First International Life Insurance Company ("FILIC"). Additional information about the reinsurance agreement with FILIC can be found in the section titled Reinsurance. Management does not believe that this ratio will be outside the normal range in future periods.

The second ratio is related to the decrease in premium income. The ratio fell outside the normal range the last two years. The decrease in premium income is directly attributable to the change in distribution systems and marketing strategy. The Company changed its focus from primarily a broker agency distribution system to a captive agent system and changed its marketing strategy from traditional whole life insurance products to universal life insurance products. Management is taking a long-term approach to its recent changes to the marketing and distribution systems and believes these changes will provide long-term benefits to the Company.

The NAIC has adopted Risk Based Capital ("RBC") rules, to evaluate the adequacy of statutory capital and surplus in relation to a company's investment and insurance risks. The RBC formula reflects the level of risk of invested assets and the types of insurance products. The formula classifies company risks into four categories:

1) Asset risk - the risk of loss of principal due to default through creditor bankruptcy or decline in market value for assets reported at market.

2) Pricing inadequacy - the risk of adverse mortality, morbidity, and expense experience in relation to pricing assumptions.

3) Asset and liability mismatch - the risk of having to reinvest funds when market yields fall below levels guaranteed to contract holders, and the risk of having to sell assets when market yields are above the levels at which the assets were purchased.

4) General risk - the risk of fraud, mismanagement, and other business risks.

The RBC formula is used by state insurance regulators as an early warning tool to identify, for the purpose of initiating regulatory action, insurance companies that potentially are inadequately capitalized. In addition, the formula defines new minimum capital standards that will supplement the current system of low fixed minimum capital and surplus requirements on a state-by-state basis. Regulatory compliance is determined by a ratio of the insurance company's regulatory total adjusted capital, as defined by the NAIC, to its authorized control level RBC, as defined by the NAIC. Insurance companies below specific trigger points or ratios are classified within certain levels, each of which requires specific corrective action.

The levels and ratios are as follows:

                                        Ratio of Total Adjusted Capital to
                                           Authorized Control Level RBC
    REGULATORY EVENT                         (Less Than or Equal to)

   Company action level                                2.0*
   Regulatory action level                             1.5
   Authorized control level                            1.0
   Mandatory control level                             0.7

   * Or, 2.5 with negative trend.

At December 31, 1996, each of the Company's insurance affiliates has a Ratio that is in excess of 300% of the authorized control level; accordingly the Company's affiliates meet the RBC requirements.

The NAIC has recently released the Life Illustration Model Regulation. This regulation requires products which contain non-guaranteed elements, such as universal life and interest sensitive life, to comply with certain actuarially established tests. These tests are intended to target future performance and profitability of a product under various scenarios. The regulation does not prevent a company from selling a product which does not meet the various tests. The only implication is the way in which the product is marketed to the consumer. A product which does not pass the tests uses guaranteed assumptions rather than current assumptions in presenting future product performance to the consumer.

As states in which the Company does business adopt the regulation or adopt a modified version of the regulation, the Company will be required to comply with this new regulation. The Company may need to modify existing products or sales methods.

The  NAIC  has proposed  a new  Model Investment  Law  that may  affect the statutory carrying values of certain investments; however, the final outcome of that proposal is not certain, nor is it possible to predict what impact the proposal will have or whether the proposal will be adopted in the foreseeable future.


EMPLOYEES

UII has no employees of its own. There are approximately 100 persons who are employed by the Company's affiliates.


ITEM 2.  PROPERTIES

The Company leases approximately 1,951 square feet of office space at 2500 Corporate Exchange Drive, Suite 345, Columbus, Ohio 43231. The lease expires June 30, 1999 with annual lease rent of $23,000 unadjusted for additional rent for the Company's pro rata share of building taxes, operating expenses and management expenses. Under the current lease agreement, the Company will pay a minimum of $59,000 through the remaining term of the lease. The rent expense will be approximately $35,000 for 1997. The lease contains no renewal or purchase option clause. The leased space cannot be sublet without written approval of lessor. Rent expense for 1996, 1995 and 1994 was approximately $61,000, $69,000 and $68,000, respectively.

ITEM 3.  LEGAL PROCEEDINGS

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



ITEM 4.  SUBMISSION OF MATTERS OF A VOTE OF SECURITY HOLDERS

None
                                 PART II


ITEM 5.   MARKET FOR COMPANY'S  COMMON STOCK AND  RELATED SECURITY  HOLDERS
          MATTERS


As of March 1, 1997, there was no established public trading market for the Company's common stock. The Company's common stock is not listed on any exchange. The Company has entered into a stock purchase agreement with LaSalle Group, Inc., whereby LaSalle will acquire 10,000,000 shares of authorized but unissued shares of UII for $0.70 per share. Please refer to
Note 9 of the Notes to the Financial Statements, pending change in control of United Income, Inc. and United Trust, Inc., for additional information regarding the price per share of stock of United Income, Inc.

As of December 31, 1996, no cash dividends had been declared on the common stock of UII.

See Note 7 in the accompanying financial statements for information regarding dividend restrictions.

Number of Common Shareholders as of March 3, 1997 is 6,543.

ITEM 6.   SELECTED FINANCIAL DATA

The following table provides selected financial data for the Company for five (5) years:


                                  FINANCIAL HIGHLIGHTS
                         (000's omitted, except per share data)
                          1996      1995      1994      1993      1992
Net Operating
 Revenues               $  1,791  $  2,234  $  1,667  $  1,459   $  4,255
Operating Costs
 and Expenses           $  1,414  $  1,976  $  1,627  $  1,384   $  4,092
Income taxes            $      0  $      0  $      0  $      0   $     40
Equity in loss
 of investees           $   (696) $ (2,406) $   (384) $   (580)  $   (346)
Net Income (loss)       $   (319) $ (2,148) $   (344) $   (505)  $   (223)
Net Income (loss)
 per common share (1)   $  (0.02) $  (0.11) $  (0.02) $  (0.03)  $  (0.01)
Cash Dividend Declared
  per common share      $      0  $      0  $      0  $      0   $      0
Total Assets            $ 12,881  $ 13,386  $ 15,414  $ 14,919   $ 15,038
Long Term
  Obligations           $    902  $      0  $      0  $      0   $      0

(1) The comparability of the selected financial data for the year 1992 is materially affected by the formation of United Trust Group, Inc. ("UTG") and the sale of UII's subsidiary, United Security Assurance Company ("USA").

ITEM 7.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


At December 31, 1996  and 1995, the balance sheet reflects the assets and
liabilities of UII and its 47% equity interest in UTG.   The statements of
operations and statements of cash flows presented for 1996, 1995 and 1994 include the operating results of UII.


LIQUIDITY AND CAPITAL RESOURCES


UII's cash flow is dependent on revenues from a management agreement with
USA and its earnings received  on invested  assets  and cash  balances.   At
December 31, 1996, substantially all of the shareholders equity represents investment in affiliates. UII does not have significant day to day operations of its own. Cash requirements of UII primarily relate to the payment of interest on its convertible debentures and expenses related to maintaining the Company as a corporation in good standing with the various regulatory bodies which govern corporations in the jurisdictions
where the Company  does business.   The payment  of cash dividends  to
shareholders is not legally restricted. However, insurance company dividend payments are regulated by the state insurance department where
the  company is  domiciled.   UG's dividend limitations are described below.

Ohio domiciled insurance companies require five days prior notification to the insurance commissioner for the payment of an ordinary dividend.
Ordinary dividends are defined  as the  greater of:    a) prior  year
statutory  earnings or b) 10%  of statutory  capital and  surplus.   For the
year ended  December 31,  1996, UG  had a statutory gain from  operations of
$8,006,000.   At December  31, 1996, UG statutory capital and surplus
amounted to $10,227,000. Extraordinary dividends (amounts in excess of ordinary dividend limitations) require prior approval of the insurance commissioner and are not restricted to a specific calculation.

The  Company currently has $440,000 in cash and  cash equivalents.  The
Company holds one mortgage  loan.   Operating  activities of  the Company
produced  cash flows  of $256,000, $ 327,000  and $27,000 in 1996,  1995 and
1994, respectively. The Company had uses of cash from investing activities of $180,000, $193,000 and $811,000 in 1996, 1995 and 1994, respectively.
Cash flows from financing activities were $0, $0 and $905,000 in 1996, 1995 and 1994, respectively.

In early  1994, UII received  $902,300 from the sale  of Debentures.   The
Debentures were  issued pursuant to an indenture between the Company and
First of America Bank - Southeast  Michigan,  N.A.,  as  trustee.    The
Debentures are general nsecured obligations of UII, subordinate in right of payment to any existing or future senior debt of UII. The Debentures are exchangeable and transferrable, and are convertible at any time prior to March 31, 1999 into UII's Common Stock at a conversion price of $1.75 per
share, subject  to  adjustment in  certain events.    The Debentures  bear
interest from March 31, 1994, payable quarterly, at a variable rate equal to one percentage point above the prime rate published in the Wall
Street Journal from time to time.   On or after March 31, 1999, the
Debentures will be redeemable at UII's option, in whole or in part, at redemption prices declining from 103% of their principal amount. No sinking fund will be established to redeem the Debentures. The Debentures
will  mature on March  31, 2004.   The  Debentures are not listed on  any
national securities exchange or the NASDAQ National Market System.

Management believes that the overall sources of liquidity available to the Company will be more than sufficient to satisfy its financial obligations.

RESULTS OF OPERATIONS

1996 compared to 1995


(a)  REVENUES

The Company's source of revenues is derived from service fee income which is provided via a service agreement with USA. The service agreement between UII and USA is to provide USA with certain administrative services.
The fees are based on a percentage of  premium revenue  of USA.   The
percentages are applied to both first year and renewal premiums at different rates.

The Company holds $864,100 of notes receivable from affiliates. The notes receivable from affiliates consists of three separate notes. The $700,000 note bears interest at the rate of 1% above the variable per annum rate of interest most recently published by the Wall Street Journal as the prime
rate.   Interest is payable  quarterly with principal  due at  maturity on
May  8, 2006.    In February  1996,  FCC borrowed  an additional $150,000
from UII to provide additional cash for liquidity. The note bears interest at the rate of 1% over prime as published in the Wall Street Journal, with interest payments due quarterly and principal due upon
maturity  of the note on June 1, 1999.   The remaining $14,100 are 20 year
notes of  UTG with interest at 8.5% payable  semi-annually.    At  current
interest  levels,  the  notes  will  generate approximately $80,000 annually.


(b)  EXPENSES

The Company has a sub-contract service agreement with United Trust, Inc. ("UTI") for certain administrative services. Through its facilities and personnel, UTI performs such services as may be mutually agreed upon between the parties. The fees are based on a percentage of the fees paid to UII by USA. The Company has incurred $1,241,000, $1,809,000, and $1,210,000 in service  fee  expense  in  1996,  1995,  and  1994, respectively.

Interest expense of $84,000, $89,000 and $59,000 was incurred in 1996, 1995 and 1994, respectively. The interest expense is directly attributable to the convertible debentures. The Debentures bear interest at a variable rate equal to one percentage point above the prime rate published in the Wall Street Journal from time to time.

(c)  EQUITY IN LOSS OF INVESTEES

Equity in earnings of investees represents UII's 47% share of the net loss of UTG. Included with this filing as Exhibit 99(d) are audited financial statements of UTG. Following is a discussion of the results of operations of UTG:


     REVENUES OF UTG

     Premium income, net of reinsurance premium, decreased 8% when
     comparing 1996  to 1995.   The decrease in premium income is primarily
     attributed to the change in marketing strategy and to a lesser extent the change in distribution systems. The Company changed its marketing strategy from traditional life insurance products to
     universal  life insurance  products.   Universal life and interest
     sensitive products contribute only the risk charge to premium income, however traditional insurance products contribute all monies received to premium income. The Company changed its marketing strategy to remain competitive.

The Company changed its focus from primarily a broker agency distribution system to a captive agent system. Business written by the broker agency force, in recent years, did not meet Company expectations. With the change
in   focus  of  distribution  systems,  most  of  the  broker agents  were
terminated.   (The termination  of the  broker agency force caused a  non-
recurring write  down of  the value  of agency  force asset  in 1995.
See discussion of amortization of agency force for further details.)

One factor that has had a  positive impact on premium income is  the
improvement of persistency.   Persistency  is a  measure of insurance  in
force retained in relation to the previous year.   The Company's average
persistency rate for all policies in force for 1996 and 1995 has been approximately 87.9% and 87.5%, respectively.

Other considerations, net of reinsurance, increased 7% compared to one year ago. Other considerations consists of administrative charges on universal life and interest sensitive life insurance products.
The insurance in force relating to these types of products continues to increase as marketing efforts are focused on universal life insurance products.

Net investment income  increased 3% when  comparing 1996 to  1995.
The  overall investment  yields  for 1996,  1995  and  1994,  are  7.21%,
7.04% and  7.13%, respectively.   The improvement in  investment yield is
primarily attributed to the fixed maturity portfolio. The Company has invested financing cash flows generated by cash received through sales of universal life insurance products.

The Company's investments are generally managed to match related insurance and policyholder liabilities. The comparison of investment return with insurance or investment product crediting rates establishes an interest spread. The minimum interest spread between earned and credited rates is 1% on the "Century 2000" universal life insurance product, the Company's primary product. The Company monitors investment yields, and when necessary adjusts credited interest rates on its insurance products to preserve targeted spreads. It is expected that the monitoring of the interest spreads by management will provide the necessary margin to adequately provide for associated costs on insurance policies the Company has in force and will write in the future.

Realized investment losses were $466,000 and $114,000 in 1996 and 1995, respectively. The Company sold two foreclosed real estate properties that resulted in approximately $357,000 in realized losses in 1996. The Company had other gains and losses during the period that comprised the remaining amount reported but were immaterial in nature on an individual basis.


EXPENSES OF UTG

Life benefits, net of reinsurance benefits and claims, increased 2% compared to 1995. The increase in life benefits is due primarily to settlement expenses discussed in the following paragraph:

In 1994, UG became aware that certain new insurance business was being solicited by certain agents and issued to individuals considered to be not insurable by Company standards. These non-standard policies had a face amount of $22,700,000 and represented 1/2 of 1% of the insurance in-force in 1994. Management's initial analysis indicated that expected death claims on the business in-force was adequate in relation to mortality assumptions inherent in the calculation of statutory reserves. Nevertheless, management determined it was in the best interest of the Company to repurchase as many of the non-standard policies as possible. Through December 31, 1996, the Company spent approximately $7,099,000 for the settlement of non-standard policies and for the legal defense of related
litigation.   In  relation to  settlement of  non-standard policies the
Company incurred life benefits of $3,307,000, $720,000 and $1,250,000 in 1996, 1995 and 1994, respectively. The Company incurred legal costs of $906,000, $687,000 and $229,000 in 1996, 1995 and 1994, respectively. All the policies associated with this issue have been settled as of December 31,
1996.   The Company  has approximately  $3,742,000 of insurance in-force and $1,871,000 of reserves from the issuance of paid-up life insurance policies for settlement of matters related to the original non-standard policies. Management believes the reserves are adequate in relation to expected mortality on this block of in-force.

Commissions and amortization of deferred policy acquisition costs decreased 14% in 1996 compared to 1995. The decrease was due to the decline in first year premium production.

Amortization of  cost of  insurance acquired increased  26% in  1996
compared  to 1995.   Cost of insurance acquired  is amortized in relation  to
expected future profits,  including direct charge-offs for  any excess of  the
unamortized asset over the projected  future profits.   The Company did  not
have any charge-offs during the periods covered by this report. The increase in amortization during the current period is a normal fluctuation due to the expected future profits. Amortization of cost of insurance acquired is particularly sensitive to changes in persistency of certain blocks of insurance in-force.

The Company reported a non-recurring write down of value of agency force of $0 and $8,297,000 in 1996 and 1995, respectively. The write down was directly related to the Company's change in distribution systems. The Company changed its focus from primarily a broker agency distribution system to a captive agent system. Business produced by the broker agency force in recent years did not meet Company expectations. With the change in focus of distribution systems, most of the broker agents were terminated. The termination of most of the agents involved in the broker agency force caused management to re-evaluate the value of the agency force carried on the balance sheet.

Operating expenses  increased 6% in 1996  compared to 1995.   The primary
factor that caused the increase in operating expenses is directly related to increased legal costs and reserves established for litigation. The legal costs are due to the settlement of non-standard insurance policies as was discussed in the review of life benefits. The Company incurred legal costs of $906,000, $687,000 and $229,000 in 1996, 1995 and 1994, respectively in relation to the settlement of the non-standard insurance policies.

Interest expense decreased  12% in 1996  compared to 1995.   Since December
31, 1995, notes payable decreased approximately $1,623,000 which has directly attributed to the decrease in interest expense during 1996. Interest expense was also reduced as a result of the refinancing of the
senior debt under which the new  interest rate  is  more favorable.   Please
refer to Note 10 "Notes Payable" of the Consolidated Notes to the Financial Statements for more information on this matter.


     NET LOSS OF UTG

     UTG had a net loss of $1,661,000 in 1996 compared to a net loss of $5,321,000 in 1995. The net loss in 1996 is attributed to the increase in life benefits net of reinsurance and operating expenses primarily associated with settlement and other related costs of the non-standard life insurance policies.


(d)  Net loss

The Company recorded a net loss of $319,000 for 1996 compared to a net loss of $2,148,000 for the same period one year ago. The net loss is from the equity share of UTG's operating results.


RESULTS OF OPERATIONS

1995 compared to 1994


(a)  Revenues

The Company's source of revenues is derived from service fee income which is provided via a service agreement with USA. The service agreement between UII and USA is to provide USA with certain administrative services. The fees are based on a percentage of premium revenue of USA. The percentages are applied to both first year and renewal premiums at different rates.

The Company holds $714,100 of notes receivable from affiliates. $700,000 of these notes represent a participation interest in the senior debt of FCC. The notes carry interest at a rate of 1% above prime,
with interest  received quarterly.   The remaining $14,100  are  20 year
notes of UTG with interest at 8.5% payable semi-annually. At current interest levels, the notes will generate approximately $66,000 annually.

(b)  EXPENSES

The Company has a sub-contract service agreement with United Trust, Inc. ("UTI") for certain administrative services. Through its facilities and personnel, UTI performs such services as may be mutually agreed upon between the parties. The fees are based on a percentage of the fees paid to UII by USA. The Company has incurred $1,809,000, $1,210,000, and $921,000 in service fee expense in 1995, 1994, and 1993 respectively.

Interest expense of $89,000 and $59,000 was incurred in 1995 and 1994, respectively. The interest expense is directly attributable to the
convertible debentures.   The Debentures bear interest at  a variable rate
equal to one percentage point above the prime rate published in the Wall Street Journal from time to time.




(c)  EQUITY IN LOSS OF INVESTEES

Equity in earnings of investees represents UII's 47% share of the net loss of UTG. Included with this filing as Exhibit 99(d) are audited financial statements of UTG. Following is a discussion of the results of operations of UTG:


     REVENUES OF UTG

     Total revenue increased slightly when comparing 1995 to 1994.

     Premium income, net of reinsurance premium, decreased 7% when comparing 1995 to 1994. The decrease is primarily attributed to the reduction in new business production and the change in products
     marketed.   In 1995, the Company has streamlined the product portfolio, as well as restructured the marketing force. The decrease in first year premium production is directly related to the Company's
     change in  distribution systems.   The Company  has changed its  focus
     from primarily  a broker agency distribution  system to a captive agent system.  Business written by the broker agency force in recent
     years did not meet Company expectations.   With the change in focus of
     distribution systems, most of the broker agents were terminated. (The termination of the broker agency force caused a non-recurring
     write  down of  the value  of agency force asset.   See discussion of
     amortization of agency force for further details.)

     The change in marketing strategy from traditional life insurance products to universal life insurance products had a significant
     impact on new business production.   As a result of the change in
     marketing strategy  the agency force went through  a restructure  and
     retraining  process.   Cash collected from  the universal life and
     interest sensitive products contribute only the risk charge to premium income, however traditional insurance products contribute
     monies received to  premium  income.   One factor  that has  had a
     positive impact on premium income is the improvement of persistency. Persistency is a measure of insurance in force retained in relation to the previous year. Overall, persistency improved to 87.5% in 1995 compared to 86.3% in 1994.

     Other considerations, net  of reinsurance,  increased 13% compared  to
     one  year ago.   Other considerations consists of administrative charges
     on universal life and interest sensitive life insurance products. The insurance in force relating to these types of products continues to increase as marketing efforts are focused on universal life insurance products.

     Net investment income increased 8% when comparing 1995 to 1994.
     The change reflected an increase in the amount of invested assets, which was partially offset by a  lower effective yield  on investments
     made  during 1995.   The overall investment  yields for  1995, 1994 and
     1993, are 7.04%, 7.13% and 7.22%, respectively. The Company has been able to increase its investment portfolio through financing cash flows, generated by cash received through sales of universal life insurance
     products.   Although the Company sold no fixed maturities during the
     last few years, it did experience a significant turnover in the portfolio. Many companies with bond issues outstanding took advantage of lower interest rates and retired older debt which carried higher rates. This was accomplished through early calls and accelerated pay-downs of fixed maturity investments.

     The Company's investments are generally managed to match related
     insurance and policyholder liabilities.   The Company,  in conjunction
     with the decrease in average yield of the Company's fixed maturity portfolio has decreased the average crediting rate for the insurance
     and investment products.    The comparison of investment return with
     insurance or investment product crediting rates establishes an interest
     spread.   The minimum interest spread between earned and credited rates is 1% on the "Century 2000" universal life insurance product, the Company's primary product. The Company monitors investment yields, and when necessary takes action to adjust credited interest rates on its insurance products to preserve targeted spreads. Over 60% of the insurance and investment product reserves are crediting 5% or less in interest and 39% of the insurance and investment product reserves are crediting 5.25% to 6% in interest. It is expected that the monitoring of the interest spreads by management will provide the necessary margin to adequately provide for associated costs on insurance policies the Company has in force and will write in the future.

     Realized  investment losses  were  $114,000 and  $1,224,000  in 1995 and 1994, respectively. Fixed maturities and equity securities realized net investment losses of $224,000 and real estate realized net
     investment gains of $100,000 in 1995.   The realized loss  in 1995  can
     not  be attributed to  any one specific transaction.    In 1994,  the
     Company realized losses of $865,000 due to a permanent impairment of property located in Louisiana. The permanent impairment was based on recent appraisals and marketing analysis of surrounding properties.

     The Company realized a gain of $467,000 from the sale of an insignificant subsidiary in 1994. The Company had other gains and losses during the period that comprised the remaining amount reported but were routine or immaterial in nature to disclose on an individual basis.


     EXPENSES OF UTG

     Total expenses increased 16% when comparing 1995 to 1994.

     Life benefits, net of reinsurance benefits and claims, decreased 4% compared to 1994. The decrease is related to the decrease in first year premium production. Another factor that has caused life benefits to decrease is that during 1994, the Company lowered its crediting rates on interest sensitive products in response to financial
     market  conditions.   This  action will facilitate  the appropriate
     spreads between investment returns and credited interest rates. It takes approximately one year to fully realize a change in credited rates since a change becomes effective on each policy's next anniversary. Please refer to discussion of net investment income for analysis of interest spreads.

     The  Company experienced an increase of 6%  in mortality during 1995
     compared to 1994.   The  increase  in  mortality is  due  primarily to
     settlement expenses discussed in the following paragraph:

     During the third quarter of 1994, UG became aware that certain new insurance business was being solicited by certain agents and issued to individuals considered to be not insurable by Company standards. These policies had a face amount of $22,700,000 and represent 1/2 of 1% of the insurance in force. Management's analysis indicates that the expected death claims on the business in force to be adequately covered by the mortality assumptions inherent in the calculation of statutory reserves. Nevertheless, management has determined it is in the best interest of the Company to repurchase as many of the policies as possible. As of December 31, 1995, there remained approximately $5,738,000 of the original face amount which have not been settled. The Company will continue its efforts to repurchase as many of the policies as possible and regularly apprise the Ohio Department of Insurance regarding the status of this situation. Through December 31, 1995, the Company spent a total of $2,886,000 for the repurchase of these policies and for the legal defense of related litigation. In relation to the repurchase of insurance policies the Company incurred life benefits of $720,000 and $1,250,000 in 1995 and 1994, respectively. The Company incurred legal costs of $687,000 and $229,000 in 1995 and 1994, respectively.

     Dividends to  policyholders increased approximately  16% when comparing 1995 to 1994. USA continued to market participating policies through most of 1994. Management expects dividends to policyholders
     will continue to increase  in the future.    A significant  portion  of
     the  insurance in  force  is participating insurance.   A significant
     portion of the participating business is relatively newer business, and the dividend scale for participating policies increases in the
     early durations.   The dividend scale is subject to approval of
     the Board of Directors and may be changed at their discretion. The Company has discontinued its marketing of participating policies.

     Commissions  and amortization of deferred policy acquisition costs
     increased 21% in  1995  compared  to  1994.    The  increase  is
     directly attributed to the amortization of a larger asset. The increase is also caused by the reduction in first year premium production. To a lesser extent the increase in amortization of deferred policy acquisition costs is directly related to the change in
     products  that is  currently  marketed.   The Company  revised its
     portfolio of products as  previously discussed  in premium income.
     These new products pay lower first year commissions than the products sold in prior periods. The asset increased due to first year premium production by the agency force. The Company did benefit from improved persistency.

     Amortization of cost  of insurance acquired  decreased 40% in  1995
     compared  to 1994.   Cost of insurance acquired  is amortized in
     relation to expected future profits, including direct charge-offs for any excess of the unamortized asset over the projected future profits. The Company did not have any charge-offs during the periods covered by this report. The decrease in amortization during the current period is a normal fluctuation due to the expected future profits. Amortization of cost of insurance acquired is particularly sensitive to changes in persistency of certain blocks of insurance in force. The Company's average persistency rate for all policies in force for 1995 and 1994 has been approximately 87.5% and 86.3%, respectively.

     During 1995, the Company reported a non-recurring write down of value of agency force of $8,297,000. The write down is directly related to
     the Company's change in distribution systems.   The Company has changed
     its focus from primarily a broker agency distribution system to a captive agent system. Business produced by the broker agency force in recent years did not meet Company expectations. With the change in focus of distribution systems, most of the broker agents were terminated. The termination of most of the agents involved in the broker agency force caused management to re-evaluate the value of the
     agency force carried on the balance sheet.   As of December 31, 1995,
     the remaining value of the agency force on the balance sheet represents the active agency forces that continue to originate premium production.

     Operating expenses increased  20% in 1995  compared to 1994.   The
     increase was caused by several factors.   The primary factor for the
     increase in operating expenses is due to the decrease in production. The decrease in production was discussed in the analysis of premium
     income.   As  such, the Company was positioned to handle significantly more first year production than was produced. First year operating expenses that were deferred and capitalized as a deferred policy acquisition costs asset was $532,000 in 1995 compared to $1,757,000 in
     1994.   The difference  between the  policy acquisition  costs deferred in 1995 compared to 1994, effected the increase in operating expenses. The increase in operating expenses was offset, to a lesser extent, from a 12% reduction in staff in 1995 compared to 1994. The reduction in staff was achieved by attrition.

     Another factor that caused the increase in operating expenses is directly related to increased legal costs. During the third quarter of 1994, UG became aware that certain new insurance business was being solicited by certain agents and issued to individuals considered to be not insurable by Company standards. These policies had a face amount of $22,700,000 and represent 1/2 of 1% of the insurance in force of the
     Company.   As  of December 31,  1995, there remained approximately
     $5,738,000  of  the original  face  amount  which  have not  been
     settled.   The Company will  continue its efforts to  repurchase as
     many  of the policies  as possible  and
     regularly  apprise the  Ohio Department  of Insurance regarding the
     status  of this situation.   The Company  incurred legal costs  of
     $687,000 and $229,000 in 1995 and 1994, respectively, for the legal defense of related litigation.

     Interest expense increased slightly in 1995 compared to 1994. The increase was due to the increase in the interest rate on the Company's senior debt, which is tied to the base rate of the First Bank of
     Missouri.   The interest rate on the senior debt increased  to 10% on
     March 1, 1995 compared to 7% on March 1, 1994. The Company was able to minimize the effect of the higher interest rate in 1995 by early payments of principal. The Company paid $600,000 in principal payments
     in early 1995.   The interest rate on the senior  debt has decreased
     to 9.25% as of March 1, 1996.


     NET LOSS OF UTG

     UTG had a net loss of $5,321,000 in 1995 compared to a net loss of $1,116,000 in 1994. The decline in 1995 is attributed to the non-recurring write down of the value of agency force and the increase in operating expenses.


(d)  NET LOSS

The Company recorded a net loss of $2,148,000 for 1995 compared to a net loss of $344,000 for the same period one year ago. The increase in net loss is from the equity share of UTG's operating results for the year.


FINANCIAL CONDITION

The  Company  owns  47%  equity  interest  in  UTG  which  controls  total
assets  of approximately $355,000,000.   Audited financial  statements of UTG
are presented  as Exhibit 99(d) of this filing.


REGULATORY ENVIRONMENT

The  Company's insurance affiliates  are subject to government  regulation
in each of the  states in  which they  conduct  business.   Such regulation
is vested in state agencies having broad administrative power dealing with all aspects of the insurance business, including the power to: (i) grant
and  revoke  licenses to transact business;   (ii) regulate  and supervise
trade  practices and market conduct;  (iii) establish guaranty associations;
(iv) license  agents; (v) approve policy forms; (vi) approve premium  rates
for  some lines  of business;   (vii) establish reserve requirements; (viii)
prescribe the form and content of required financial statements and reports;
(ix) determine the reasonableness and adequacy of statutory capital and surplus; and (x) regulate the type and amount of permitted investments. Insurance regulation is concerned primarily with the protection of
policyholders.    The Company  cannot  predict the form  of any  future
proposals or regulation. The Company's insurance affiliates, USA, UG, APPL and ALIC are domiciled in the states of Ohio, Ohio, West Virginia and Illinois, respectively.

Most states also have insurance holding company statutes which require registration and periodic reporting by insurance companies controlled by other corporations licensed to transact business within their
respective jurisdictions.   The insurance affiliates are subject to such
legislation and are registered as controlled insurers in those jurisdictions
in which such  registration is required.   Statutes vary from state to state
but typically require periodic disclosure concerning the corporation that controls the registered insurers and all affiliates of such corporation. In addition, prior notice to, or approval by, the state insurance commission of material intercorporate transfers of assets, reinsurance agreements, management agreements, and payment of dividends in excess of specified amounts by the insurance affiliate within the holding company system are required.

The National Association of Insurance Commissioners (NAIC) is an association whose membership consists of the insurance commissioners or their designees of the various states. The NAIC has no direct regulatory authority over insurance companies however it's primary purpose is to provide a more consistent method of regulation and reporting from state to
state.   This is accomplished  through the issuance of model regulations, which can be adopted by the individual state unmodified, modified to meet the state's own needs or requirements, or dismissed entirely.

Each year the  NAIC calculates financial  ratio results (commonly  referred
to as  IRIS ratios)  for  each  company.   These  ratios  compare  various
financial information pertaining to the statutory balance sheet and income statement. The results are then compared to pre-established normal ranges determined by the NAIC. Results outside the range typically require explanation to the domiciliary insurance department.

At year end  1996, UG  had two  ratios outside  the normal  range.   The
first ratio compared commission allowances with statutory capital and surplus. The ratio was outside the normal range due to the reinsurance agreement with First International Life Insurance Company ("FILIC"). Management does not believe that this ratio will be outside the normal range in future periods.

The  second ratio  is related  to the  decrease in  premium income.   The
ratio fell outside the normal range the last two years. The decrease in premium income is directly attributable to the change in distribution systems and marketing strategy. The Company changed its focus from primarily a broker agency distribution system to a captive agent system and changed its marketing strategy from traditional whole life insurance products to universal life insurance products. Management is taking a long-term approach to its recent changes to the marketing and distribution systems and believes these changes will provide long-term benefits to the Company.

The Company receives funds from its insurance affiliates in the form of managementand cost sharing arrangements and through dividends. Annual dividends in excess of maximum amounts prescribed by state statutes ("extraordinary dividends") may not be paid without the prior approval of the insurance commissioner in which an insurance affiliate is domiciled.

The NAIC has adopted Risk-Based Capital ("RBC") requirements for life/health insurance companies to evaluate the adequacy of statutory capital and urplus in relation to investment and insurance risks such as asset quality, mortality and morbidity, asset and liability matching and other business factors. The RBC formula will be used by state insurance regulators as an early warning tool to identify, for the purpose of initiating regulatory action, insurance companies that potentially are
inadequately  capitalized.   In  addition, the  formula  defines new
minimum capital standards that will supplement the current system of low fixed minimum capital and surplus requirements on a state-by-state basis. Regulatory compliance is determined by a ratio of the insurance company's regulatory total adjusted capital, as defined by the NAIC, to its authorized control level RBC, as defined by the NAIC. Insurance companies below specific trigger points or ratios are classified within certain levels, each of which requires specific corrective action. The levels and ratios are as follows:

                                        Ratio of Total Adjusted Capital to
                                         Authorized Control Level RBC
      Regulatory Event                      (Less Than or Equal to)


     Company action level                                2*
     Regulatory action level                             1.5
     Authorized control level                            1
     Mandatory control level                             0.7

     * Or, 2.5 with negative trend.

At December 31, 1996, each of the Company's insurance affiliates has a Ratio that is in excess of 300% of the authorized control level; accordingly the Company's affiliates meet the RBC requirements.

The NAIC has recently released the Life Illustration Model Regulation. This regulation requires products which contain non-guaranteed elements, such as universal life and interest sensitive life, to comply with certain actuarially established tests. These tests are intended to target future
performance and profitability of a product under  various scenarios.   The
regulation does not prevent a company from selling a product which does not meet the various tests. The only implication is the way in which the product is marketed to the consumer. A product which does not pass the tests uses guaranteed assumptions rather than current assumptions in presenting future product performance to the consumer.

As states in which the Company does business adopt the regulation or adopt a modified version of the regulation, the Company will be required to comply with this new regulation. The Company may need to modify existing products or sales methods.

The  NAIC has  proposed a  new Model  Investment Law  that may  affect the
statutory carrying values of certain investments;   however, the final
outcome of that proposal is not certain, nor is it possible to predict what impact the proposal will have on the Company or whether the proposal will be adopted in the foreseeable future.


FUTURE OUTLOOK

The  Company  operates in  a highly  competitive industry.    In connection
with the development and sale of its products, the Company encounters significant competition from other insurance companies, many of which have financial resources or ratings greater than those of the Company.

The insurance  industry is  a mature  industry.   In recent  years, the
industry has experienced virtually no growth in life insurance sales, though the aging population has increased the demand for retirement savings
products.   Management believes that the Company's ability  to compete is dependent upon, among other things, its ability to attract and retain agents to market its insurance products and its ability to develop competitive and profitable products.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

During 1996, the Company adopted Statement of Financial Accounting
Standards No. 123, accounting for stock-based compensation. The adoption of this standard did not have a material impact on the Company's financial statements.

Listed below are the financial statements included in this Part of the Annual Report on SEC Form 10-K:

                                                            Page No.

UNITED INCOME, INC.


   Independent Auditor's Report for the
     Years ended December 31, 1996, 1995, 1994  . . . . . . . .  23



     Balance Sheets . . . . . . . . . . . . . . . . . . . . . .  24



     Statements of Operations . . . . . . . . . . . . . . . . .  25



     Statements of Shareholders' Equity . . . . . . . . . . . .  26



     Statements of Cash Flows . . . . . . . . . . . . . . . . .  27



     Notes to Financial Statements  . . . . . . . . . . . .   28-34



ITEM 9.   DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
          DISCLOSURE

None

                     Independent Auditors' Report

Board of Directors and Shareholders
United Income, Inc.

  We have audited the accompanying balance sheets of United Income, Inc. (an Ohio corporation) as of December 31, 1996 and 1995, and the related statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of United Income, Inc. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.



                                   KERBER, ECK & BRAECKEL  LLP



Springfield, Illinois
March 26, 1997


UNITED INCOME, INC.
BALANCE SHEET
As of December 31, 1996 and 1995

                                   ASSETS
                                                    1996          1995

Cash and cash equivalents                         $  439,676     $  364,370
Mortgage loans                                       122,853        182,206
Notes receivable from affiliate                      864,100        714,100
Accrued interest income                               11,784          7,040
Property and equipment (net of accumulated
    depreciation $92,140 and $102,208)                 2,578         12,058
Investment in affiliates                          11,324,947     11,985,958
Receivable from (Indebtedness to) affiliate           31,837        (87,869)
Other assets (net of accumulated
  amortization $146,011 and $108,995)                 83,274        120,290
          TOTAL ASSETS                          $ 12,881,049  $  13,298,153

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities and accruals:
   Convertible debentures                       $    902,300  $    902,300
   Other liabilities                                   1,273        40,722
          TOTAL LIABILITIES                          903,573       943,022


Shareholders' equity:
Common stock - no par value, stated value
   $0.033 per share. 33,000,000 shares
   authorized, 22,424,572 issued in 1996,
   and 22,423,572 issued in 1995                     740,010       739,977
Additional paid-in capital                        14,634,122    14,633,455
Unrealized depreciation of investments held
   for sale of affiliate                             (59,508)         (236)
Accumulated deficit                               (3,253,427)   (2,934,344)
                                                  12,061,197    12,438,852
Common stock in treasury, at cost
    (2,537,000 shares)                               (83,721)      (83,721)
          TOTAL SHAREHOLDERS' EQUITY              11,977,476    12,355,131
          TOTAL LIABILITIES AND SHAREHOLDERS'
           EQUITY                             $   12,881,049  $ 13,298,153



                          See accompanying notes

UNITED INCOME, INC.
STATEMENTS OF OPERATIONS
Three Years Ended December 31, 1996
                                               1996      1995       1994
Revenues:

   Interest income                        $   13,099  $   16,516  $   26,520
   Interest income from affiliates            79,433      71,646      71,811
   Service agreement income from
    affiliates                             1,567,891   2,015,325   1,392,141
   Other income from affiliates              127,922     129,627     171,682
   Realized investment gains                   2,599         905           0
   Other income                                    3         130       5,192
                                           1,790,947   2,234,149   1,667,346
Expenses:

   Management fee to affiliate             1,240,735   1,809,195   1,210,284
   Operating expenses                         89,529      78,505     358,074
   Interest expense                           84,027      88,538      58,630
                                           1,414,291   1,976,238   1,626,988


Income before provision for income taxes
and equity in loss of investees              376,656     257,911      40,358

Provision for income taxes                         0           0           0
Equity in loss of investees                 (695,739) (2,405,813)   (384,395)
Net loss                                 $  (319,083)$(2,147,902) $ (344,037)

Net loss per common share                $     (0.02)$     (0.11) $    (0.02)

Weighted average common
   shares outstanding                     19,886,920  19,886,572  19,838,931


                               See accompanying notes.

UNITED INCOME, INC.
STATEMENTS OF SHAREHOLDERS' EQUITY
Three Years Ended December 31, 1996

                                             1996        1995       1994
Common stock
     Balance, beginning of year       $  739,977   $  739,977    $  738,047
     Exercise of stock options                33            0         1,930
     Balance, end of year             $  740,010   $  739,977    $  739,977


Additional paid-in capital
     Balance beginning of year        $14,633,455  $14,633,455   $14,541,786
     Exercise of stock options                667            0        91,669
     Balance, end of year             $14,634,122  $14,633,455   $14,633,455


Unrealized appreciation (depreciation)
  of investments held for sale
  of affiliate
     Balance, beginning of year       $      (236) $   (99,907)  $   (16,435)
     Change during year                   (59,272)      99,671       (83,472)
     Balance, end of year             $   (59,508) $      (236)  $   (99,907)


Accumulated deficit
     Balance, beginning of year       $(2,934,344) $  (786,442)  $  (442,405)
     Net loss                            (319,083)  (2,147,902)     (344,037)
     Balance, end of year             $(3,253,427) $(2,934,344)  $  (786,442)

Treasury stock                        $   (83,721) $   (83,721)  $   (83,721)

Total shareholders' equity,
  end of year                         $11,977,476  $12,355,131   $14,403,362


                          See accompanying notes

UNITED INCOME, INC.
STATEMENTS OF CASH FLOWS
Three Years Ended December 31, 1996
                                           1996        1995          1994
Increase (decrease) in cash and
 cash equivalents
Cash flows from operating activities:
   Net loss                           $   (319,083) $(2,147,902) $  (344,037)
   Adjustments to reconcile net
    loss to net cash provided by
    operating activities:
     Depreciation and amortization          45,331       52,169       53,642
     Gain on payoff of mortgage loan        (2,599)           0            0
     Accretion of discount on mortgage
      loans                                   (481)      (1,591)           0

     Compensation expense through stock
      option plan                              667            0       91,227
     Equity in loss of investees           695,739    2,405,813      384,395
 Changes in assets and liabilities:
     Change in accrued interest income      (4,744)      (1,713)       1,181
     Change in indebtedness of affiliates (119,706)      25,598     (105,249)
     Change in deposits and other assets         0            0      (85,471)
     Change in other liabilities           (39,449)      (5,469)      31,559
Net cash provided by operating activities  255,675      326,905       27,247

Cash flows from investing activities:
     Change in notes receivable from
      affiliate                           (150,000)           0      300,000
     Purchase of investments in
      affiliates                                 0      (26,091)  (1,050,651)
     Capital contribution to investee      (94,000)     (47,000)           0
     Sale of investments in affiliates           0        1,810            0
     Payments of principal on mortgage
      loans                                 62,434        4,480            0
     Purchase of mortgage loan                   0     (126,000)     (60,000)
     Proceeds from sale of property
      and equipment                          1,164            0            0
Net cash used in investing activities     (180,402)    (192,801)    (810,651)

Cash flows from financing activities:
     Proceeds from sale of debentures            0            0      902,300
     Proceeds from sale of common stock         33            0        2,371
Net cash provided by financing activities       33            0      904,671

Net increase in cash and cash
 equivalents                                75,306      134,104      121,267
Cash and cash equivalents at
 beginning of year                         364,370      230,266      108,999
Cash and cash equivalents at
end of year                              $ 439,676    $ 364,370  $   230,266

                            See accompanying notes

UNITED INCOME, INC.
NOTES TO FINANCIAL STATEMENTS

1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. ORGANIZATION - At December 31, 1996, the affiliates of United Income, Inc. were as depicted on the following organizational chart.

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

A   summary  of   the  Company's   significant  accounting   policies
consistently applied in the preparation of the accompanying consolidated financial statements follows.

B. NATURE OF OPERATIONS - United Income, Inc. ("UII"), referred to as the ("Company"), was incorporated November 2, 1987, and commenced its activities January 20, 1988. UII is an insurance holding company that through its insurance affiliates sells individual life insurance products. UII is an affiliate of UTI, an Illinois insurance holding company. UTI owns 29.7% of UII.

C. MORTGAGE LOANS - at unpaid balances, adjusted for amortization premium or discount, less allowance for possible losses.

     Realized gains and losses on sales of mortgage loans are recognized in net income on a specific identification basis.

D. PROPERTY AND EQUIPMENT - Property and equipment is recorded at cost. Depreciation is provided using both straight-line and accelerated methods. Accumulated depreciation was $92,140 in 1996 and $102,208 in 1995. Depreciation expense for the years ended December 1996, 1995, and 1994 was $8,315, $11,265, and $17,080 respectively.

E. CASH AND CASH EQUIVALENTS - The Company considers certificates of deposit and other short-term investment instruments with an original purchased maturity of three months or less as cash equivalents.

F. EARNINGS PER SHARE - Earnings per share are based upon the weighted average number of common shares outstanding during the respective period.

G. USE OF ESTIMATES - In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

H. RECLASSIFICATIONS - Certain prior year amounts have been reclassified to conform with the current year presentation. Such reclassifications had no effect on previously reported net income, total assets, or shareholders' equity.


2.   DISCLOSURES ABOUT FAIR VALUES OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each class of financial instrument required to be valued by SFAS 107 for which it is practicable to estimate that value:

(a)   Mortgage loans

Mortgage  loans are  carried  at  the  unpaid  principal  balances  net  of unamortized purchase discounts. Yields on these loans exceed current mortgage loan rates in the market. Therefore, management believes the market value of these loans is at least equal to carrying value.

(b)   Notes receivable from affiliate

For notes receivable from affiliate, which is subject to a floating rate of interest, carrying value is a reasonable estimate of fair value.

(c)   Convertible debentures

For the convertible debentures, which are subject to a floating rate of interest, carrying value is a reasonable estimate of fair value.


3.   RELATED PARTY TRANSACTIONS

Effective November 8, 1989, United Security Assurance Company ("USA") entered into a service agreement with its then direct parent, UII, for certain administrative services. The Company recognized service agreement income of $1,568,000, $2,015,000 and $1,392,000 in 1996, 1995 and 1994,
respectively.

Effective September 1, 1990, the Company entered into a service agreement with United Trust, Inc. (UTI) for certain administrative services. Through its personnel, UTI performs such services as may be mutually agreed upon between the parties. In compensation for its services, the Company pays UTI a contractually established fee. The Company incurred expenses of approximately $941,000, $1,209,000 and $835,000 during 1996, 1995 and 1994, respectively, pursuant to the terms of the service agreement with UTI. In addition, the Company incurred $300,000, $600,000 and $375,000 during 1996, 1995 and 1994, respectively, as reimbursement for services performed on its behalf by FCC.

At December 31, 1996, the Company owns a $864,000 note receivable from affiliate. In December 1993, the Company acquired $1,000,000 of FCC, an affiliate, senior debt from outside third parties. The notes carry interest at a rate of 1% above prime. Interest is received quarterly. During 1994, the Company sold $300,000 of the debt to UTI for cash.


4.   STOCK OPTION PLANS

The Company has a stock option plan under which certain directors, officers and employees may be issued options to purchase up to 450,000 shares of common stock at $.915 per share. Options become exercisable at 25% annually beginning one year after date of grant and expire generally in five years. In November 1992, 149,100 option shares were granted. At December 31, 1996, options for 155,550 shares were exercisable and options for 293,950 shares were available for grant. No options were exercised during 1996.

On January 15, 1991, the Company adopted an additional Non-Qualified Stock Option Plan under which certain employees and sales personnel may be granted options. The plan provides for the granting of up to 600,000 options at an exercise price of $.033 per share. The options generally expire five years from the date of grant. Options for 146,000 shares of common stock were granted in 1991, options for 19,000 shares were granted in 1993 and options for 4,300 shares were granted in 1995. A total of
166,000 option shares have been exercised as of December 31, 1996. At December 31, 1996, 3,300 options have been granted and are exercisable. Options for 1,000 and 0 shares were exercised during 1996 and 1995, respectively.

During 1996, the Company adopted Statement of Financial Accounting Standards No. 123, accounting for stock-based compensation. The adoption of this standard did not have a material impact on the Company's financial statements.

5.   FEDERAL INCOME TAXES

The Company has net operating loss carryforwards for federal income tax purposes expiring as follows:

                                                 UII
                                  2006     $    319,000
                                  2007          532,000
                                    TOTAL  $    851,000



The Company has established a deferred tax asset of $298,000 for its operating loss carryforwards and has established an allowance of $298,000 against this asset. The Company has no other deferred tax components which would be reflected in the consolidated balance sheets.

The provision for income taxes shown in the statements of operations does not bear the normal relationship to pre-tax income as a result of certain permanent differences. The sources and effects of such differences are summarized in the following table:


                                          1996        1995         1994
Income tax at statutory rate of
  35% of income before income taxes   $ 132,000     $  90,000    $  14,000
Dividends received deduction                  0             0       (3,000)
Amortization of start up costs                0             0      (11,000)
Utilization of net operating loss
  carryforward                         (134,000)      (92,000)           0
Depreciation                              2,000         2,000            0
Provision for income taxes           $        0    $        0    $       0

6.  SUMMARIZED FINANCIAL INFORMATION OF UNITED TRUST GROUP, INC.

The following provides summarized financial information for the Company's
50% or less owned affiliate:

                                         December 31,         December 31,
                      ASSETS                  1996                 1995
   Total investments                  $   223,964,687     $    244,815,985
   Cash and cash equivalents               16,903,789           12,024,668
   Cost of insurance acquired              41,362,973           59,601,720
   Other assets                            72,768,173           38,831,261

     Total assets                     $   354,999,622     $    355,273,634

       LIABILITIES AND SHAREHOLDERS' EQUITY

   Policy liabilities                 $   268,771,766     $    261,796,945
   Notes payable                           19,839,853           21,463,328
   Deferred taxes                          11,591,086           16,100,283
   Other liabilities                        6,335,866            5,315,613
     Total liabilities                    306,538,571          304,676,169
   Minority interests in
    consolidated subsidiaries              13,332,034           13,881,640

   Shareholders' equity
   Common stock no par value               45,926,705           45,726,705
   Authorized 10,000 shares - 100 issued
   Unrealized depreciation of investment
    in stocks                                (126,612)                (501)
   Accumulated deficit                    (10,671,076)          (9,010,379)
     Total shareholders' equity            35,129,017           36,715,825
     Total liabilities and
      shareholders' equity            $   354,999,622     $    355,273,634


                                     1996           1995            1994
Premiums, net of reinsurance   $   27,618,892 $    29,998,125 $   32,404,489
Net investment income              15,902,107      15,497,547     14,325,243
Other                               2,955,112       3,101,648      1,678,268
                                   46,476,111      48,597,320     48,408,000
Benefits, claims and
 settlement expenses               30,326,032      29,855,764     29,661,234
Other expenses                     22,953,093      30,725,908     22,379,433
                                   53,279,125      60,581,672     52,040,667
Loss before income tax and
  minority interest                (6,803,014)    (11,984,352)    (3,632,667)
Income tax credit (provision)       4,643,961       4,724,792      2,005,207
Minority interest in loss of
  consolidated subsidiaries           498,356       1,938,684        511,178
Net loss                      $    (1,660,697) $   (5,320,876) $  (1,116,282)

7.   SHAREHOLDER DIVIDEND RESTRICTION

At December 31, 1996, substantially all of consolidated shareholders' equity represents investment in affiliates. The payment of cash dividends to shareholders by UII and UTG is not legally restricted. UG's dividend limitations are described below.

Ohio domiciled insurance companies require five days prior notification to the insurance commissioner for the payment of an ordinary dividend. Ordinary dividends are defined as the greater of: a) prior year statutory earnings or b) 10% of statutory capital and surplus. For the year ended December 31, 1996, UG had a statutory gain from operations of $8,006,000. At December 31, 1996, UG statutory capital and surplus amounted to $10,227,000. Extraordinary dividends (amounts in excess of ordinary dividend limitations) require prior approval of the insurance commissioner and are not restricted to a specific calculation.


8.   CONVERTIBLE DEBENTURES

In early 1994, UII received $902,300 from the sale of Debentures. The Debentures were issued pursuant to an indenture between the Company and First of America Bank - Southeast Michigan, N.A., as trustee. The Debentures are general unsecured obligations of UII, subordinate in right of payment to any existing or future senior debt of UII. The Debentures are exchangeable and transferrable, and are convertible at any time prior to March 31, 1999 into UII's Common Stock at a conversion price of $1.75 per share, subject to adjustment in certain events. The Debentures bear interest from March 31, 1994, payable quarterly, at a variable rate equal to one percentage point above the prime rate published in the Wall Street Journal from time to time. On or after March 31, 1999, the Debentures will be redeemable at UII's option, in whole or in part, at redemption prices declining from 103% of their principal amount. No sinking fund will be established to redeem Debentures. The Debentures will mature on March 31, 2004. The Debentures are not listed on any national securities exchange or the NASDAQ National Market System.


9.   PENDING CHANGE IN CONTROL OF UNITED INCOME, INC.

On September 23, 1996, UII and UTI entered into a stock purchase agreement with LaSalle Group, Inc., a Delaware corporation ("LaSalle"), whereby LaSalle will acquire 12,000,000 shares of authorized but unissued shares of UTI for $1.00 per share and 10,000,000 shares of authorized but unissued shares of UII for $0.70 per share. Additionally, LaSalle intends, contemporaneously with the closing of the above transaction, to purchase in privately negotiated transactions additional shares of UTI and UII so that LaSalle will own not less than 51% of the outstanding common stock of UTI and indirectly control 51% of UII.

The agreement requires and is pending approval of the Commissioner of Insurance of the State of Ohio, Illinois and West Virginia, (the states of domicile of the insurance affiliates). It is anticipated the transaction will be completed during the second quarter of 1997.

10.   SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                               1996
                                1st        2nd         3rd         4th
Net investment income      $   3,673   $   3,793  $   2,893   $   2,740
Interest income/affil.        18,078      20,717     20,249      20,389
Service agreement income     536,604     459,454    406,952     164,881
Total revenues               583,627     535,094    456,715     215,511
Management fee               421,963     425,672    294,170      98,930
Operating expenses            51,804      14,514     12,045      11,166
Interest expense              21,430      20,865     20,866      20,866
Operating income              88,430      74,043    129,634      84,549
Net income (loss)            235,469      50,795   (583,728)    (21,619)
Net income (loss) per
 share                          0.01        0.00      (0.03)       0.00

                                                1995
                                1st        2nd         3rd        4th
Net investment income      $   1,431   $   7,283  $   4,064   $   3,738
Interest income/affil.        22,111      13,830     17,778      17,927
Service agreement income     505,118     529,411    494,867     485,929
Total revenues               570,284     587,002    540,031     536,832
Management fee               437,041     483,677    452,935     435,542
Operating expenses            46,264      23,951     12,243      (3,953)
Interest expense              21,485      22,676     22,384      21,993
Operating income              65,494      56,698     52,469      83,250
Net income (loss)            137,752    (530,781)   132,804  (1,887,677)
Net income (loss)
 per share                      0.01       (0.03)      0.01       (0.11)

                                                1994
                                1st         2nd        3rd        4th
Net investment income      $   3,567   $  16,569  $   4,901    $  1,483
Investment income/affil.      17,994      19,890     17,574      16,353
Service agreement income     313,531     369,475    330,001     379,134
Total revenues               371,022     463,826    415,056     417,442
Management fee               288,119     321,685    295,999     304,481
Operating expenses            75,334      65,305    108,768     108,667
Interest expense               1,281      35,282      2,314      19,753
Operating income (loss)        6,288      41,554      7,975     (15,459)
Net income (loss)            280,796     (73,133)  (393,095)   (158,605)
Net income (loss)
 per share                      0.01       (0.00)     (0.02)      (0.01)


                                        PART III




With respect to Items 10 through 13, the Company will file with the Securities and Exchange Commission, within 120 days of the close of the fiscal year, a definitive proxy statement pursuant to Regulation 14-A.



ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding directors of the Company will be set forth in the Company's proxy statement relating to the annual meeting of shareholders to
be  held  during 1997  and  is  incorporated  herein   by  reference.
Information regarding executive officers of the Company is set forth under the caption "Executive Officers".



ITEM 11.   EXECUTIVE COMPENSATION

Information regarding executive compensation will be set forth in the Company's proxy statement relating to the annual meeting of shareholders to be held during 1997 and is incorporated herein by reference.



ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information regarding security ownership of certain beneficial owners and management will be set forth in the Company's proxy statement relating to the annual meeting of shareholders to be held during 1997 and is incorporated herein by reference.



ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding certain relationships and related transactions will be set forth in the Company's proxy statement relating to the annual meeting of shareholders to be held during 1997 and is incorporated herein by reference.

                                  PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


(a)   The following documents are filed as a part of the report:

         (1)  Financial Statements:
              See Item 8, Index to Financial Statements


         NOTE: Schedules other than those listed above are omitted for the reasons they are not required or the information is disclosed in the financial statements or footnotes.


(b)   Reports on Form 8-K filed during fourth quarter.

         None


(c)   Exhibits:

         Index to Exhibits (See Page 37).

INDEX TO EXHIBITS

 Exhibit
 Number


 3(i)    (1)  Articles of  Incorporation for the Company  dated November 2,
              1987.

 3(i)    (1)  Amended  Articles  of  Incorporation for  the  Company  dated
              January 27, 1988.

 3(ii)   (1)  Code of Regulations for the Company.

10(a)    (1)  Service  Agreement between  United  Income,  Inc. and  United
              Security Assurance Company dated November 8, 1989.

10(b)    (2)  Subcontract Service Agreement between United Income, Inc. and
              United Trust, Inc. dated September 1, 1990.

10(c)    (2)  Non-Qualified Stock Option Plan

10(d)    (2)  Stock Option Plan

10(e) Credit Agreement dated May 8, 1996 between First of America Bank - Illinois, N.A., as lender and First Commonwealth Corporation, as borrower.

10(f) $8,900,000 Term Note of First Commonwealth Corporation to First of America Bank - Illinois, N.A. dated May 8, 1996.

10(g) Coinsurance Agreement dated September 30, 1996 between Universal Guaranty Life Insurance Company and First
              International Life Insurance Company, including assumption reinsurance agreement exhibit and amendments.

99(a)    (1)  Order of  Ohio Division  of  Securities registering  United's
              Securities dated March 9, 1988.

99(b)    (1)  Order  of  Ohio  Division  of  Securities registering  United
              Income, Inc.'s Securities dated April 5, 1989.




99(c)    (1)  Order  of  Ohio  Division  of Securities  registering  United
              Income, Inc.'s Securities dated April 23, 1990.

99(d)         Audited financial statements of United Trust Group, Inc.


FOOTNOTE

                (1)      Incorporated  by  reference  from   the  Company's
                         Registration Statement on Form 10, File No. 0-18540, filed on April 30, 1990.

                (2)      Incorporated  by  reference  from   the  Company's
                         Annual Report on Form 10-K, File No. 0-18540, as of December 31, 1991.

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                            UNITED INCOME, INC.
                                 Registrant


/s/  Vincent T. Aveni                   Date:      March 25, 1997
Vincent T. Aveni, Director


/s/  Marvin W. Berschet                 Date:      March 25, 1997
Marvin W. Berschet, Director


/s/  John K. Cantrell                   Date:      March 25, 1997
John K. Cantrell, Director


/s/  Gertrude W. Donahey                Date:      March 25, 1997
Gertrude W. Donahey, Director


/s/  Thomas F. Morrow                   Date:      March 25, 1997
Thomas F. Morrow, Chief Operating
  Officer, Vice Chairman, and Director


/s/  Charlie E. Nash                    Date:      March 25, 1997
Charlie E. Nash, Director


/s/  Larry E. Ryherd                    Date:      March 25, 1997
Larry E. Ryherd, Chairman of the Board,
  Chief Executive Officer, President,
  and Director


/s/  Robert W. Teater                   Date:      March 25, 1997
Robert W. Teater, Director


/s/  James E. Melville                  Date:      March 25, 1997
James E. Melville, Chief Financial Officer
  and Senior Executive Vice President

                               EXHIBIT 99(d)

                      AUDITED FINANCIAL STATEMENTS OF

                          UNITED TRUST GROUP, INC.

                       Independent Auditors' Report

Board of Directors and Shareholders
United Trust Group, Inc.

  We have audited the accompanying consolidated balance sheets of United Trust Group, Inc. (an Illinois corporation) and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of United Trust Group, Inc. and subsidiaries as of December 31, 1996 and 1995, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

  We have also audited Schedule I as of December 31, 1996, and Schedules II, IV and V as of December 31, 1996 and 1995, of United Trust Group, Inc. and subsidiaries and Schedules II, IV and V for each of the three years in the period then ended. In our opinion, these schedules present fairly, in all material respects, the information required to be set forth therein.


                                     KERBER, ECK & BRAECKEL  LLP


Springfield, Illinois
March 26, 1997

UNITED TRUST GROUP, INC.
CONSOLIDATED BALANCE SHEETS
As of December 31, 1996 and 1995

ASSETS
                                                      1996         1995
Investments:
   Fixed maturities at amortized cost (market
      $181,815,225 and $197,006,257)           $  179,926,785  $  191,074,220
   Investments held for sale:
      Fixed maturities, at market
       (cost $1,984,661 and $3,224,039)             1,961,166       3,226,175
      Equity securities, at market
       (cost  $2,086,159  and  $2,086,159)          1,794,405       1,946,481
   Mortgage loans on real estate at
       amortized cost                              11,022,792      13,891,762
   Investment real estate, at cost, net
       of accumulated depreciation                 10,543,490      11,978,575
   Real estate acquired in satisfaction
       of debt, at cost, net of accumulated
       depreciation                                 3,846,946       5,332,413
   Policy loans                                    14,438,120      16,941,359
   Short term investments                             430,983         425,000
                                                  223,964,687     244,815,985

Cash and cash equivalents                          16,903,789      12,024,668
Investment in affiliates                              350,000         350,000
Accrued investment income                           3,459,748       3,655,569
Reinsurance receivables:
   Future policy benefits                          38,745,013      13,540,413
   Policy claims and other benefits                 3,856,124         861,488
Other accounts and notes receivable                 1,734,321       1,803,468
Cost of insurance acquired                         47,536,812      59,601,720
Deferred policy acquisition costs                  11,325,356      11,436,728
Cost in excess of net assets purchased,
   net of accumulated amortization                  5,496,808       5,661,462
Other assets                                        1,626,964       1,522,133
            Total assets                        $ 354,999,622   $ 355,273,634

LIABILITIES AND SHAREHOLDERS' EQUITY
Policy liabilities and accruals:
   Future policy benefits                       $ 248,879,317   $ 243,044,963
   Policy claims and benefits payable               3,193,806       3,110,378
   Other policyholder funds                         2,784,967       3,004,655
   Dividend and endowment accumulations            13,913,676      12,636,949
Income taxes payable:
   Current                                             70,663         215,200
   Deferred                                        11,591,086      16,100,283
Notes payable                                      19,839,853      21,463,328
Indebtedness to (from) affiliates, net                 62,084        (162,388)
Other liabilities                                   6,203,119       5,262,801
            Total liabilities                     306,538,571     304,676,169
Minority interests in consolidated
   subsidiaries                                    13,332,034      13,881,640

Shareholders' equity:
Common stock no par value.
    Authorized 10,000 shares - 100
      shares issued                                45,926,705      45,726,705
Unrealized depreciation of investments
    held for sale                                    (126,612)           (501)
Accumulated deficit                               (10,671,076)     (9,010,379)
            Total shareholders' equity             35,129,017      36,715,825
            Total liabilities and
               shareholders' equity             $ 354,999,622   $ 355,273,634


                           See accompanying notes.
                                     41

UNITED TRUST GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Three Years Ended December 31, 1996



                                        1996           1995          1994

Revenues:

   Premium income                $ 32,386,635     $ 35,200,815  $ 38,063,186
   Reinsurance premium             (4,767,743)      (5,202,690)   (5,658,697)
   Other considerations             3,504,974        3,280,823     2,969,131
   Other considerations paid
     to reinsurers                   (179,408)        (180,412)     (229,093)
   Net investment income           15,902,107       15,497,547    14,325,243
   Realized investment gains
     and (losses), net               (465,879)        (114,235)   (1,224,274)
   Other income                        95,425          115,472       162,504
                                   46,476,111       48,597,320    48,408,000


Benefits and expenses:

   Benefits, claims and settlement expenses:
       Life                        26,568,062       26,680,217    27,479,315
       Reinsurance benefits
         and claims                (2,283,827)      (2,850,228)   (2,766,776)
       Annuity                      1,892,489        1,797,475     1,314,384
       Dividends to policyholders   4,149,308        4,228,300     3,634,311
   Commissions and amortization of
       deferred policy acquisition
       costs                        4,224,885        4,907,653     4,060,425
   Amortization of cost of
       insurance acquired           5,690,069        4,509,755     7,128,247
   Amortization of agency force             0          396,852       382,006
   Non-recurring write down of
       value of agency force                0        8,296,974             0
   Operating expenses              11,285,566       10,634,314     8,859,740
   Interest expense                 1,752,573        1,980,360     1,949,015
                                   53,279,125       60,581,672    52,040,667


Loss before income taxes
   and minority interest           (6,803,014)     (11,984,352)   (3,632,667)

Credit for income taxes             4,643,961        4,724,792     2,005,207
Minority interest in loss
   of consolidated subsidiaries       498,356        1,938,684       511,178
Net loss                         $ (1,660,697)    $ (5,320,876) $ (1,116,282)



Net loss per
   common share                  $    (16,607)    $    (53,209) $    (11,163)

Weighted average common
   shares outstanding                     100              100           100

                              See accompanying notes
                                        42

UNITED TRUST GROUP, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
Three Years Ended December 31, 1996




                                      1996            1995          1994
Common stock
     Balance, beginning of year  $ 45,726,705   $ 45,626,705   $ 43,078,761
     Capital contribution             200,000        100,000      2,547,944
     Balance, end of year        $ 45,926,705   $ 45,726,705   $ 45,626,705





Unrealized appreciation
  (depreciation) of
  investments held for sale
     Balance, beginning of year  $       (501)  $   (212,567)  $    (34,968)
     Change during year              (126,111)       212,066       (177,599)
     Balance, end of year        $   (126,612)  $       (501)  $   (212,567)





Accumulated deficit
     Balance, beginning of year  $ (9,010,379)  $ (3,689,503)  $ (2,573,221)
     Net loss                      (1,660,697)    (5,320,876)    (1,116,282)
     Balance, end of year        $(10,671,076)  $ (9,010,379)  $ (3,689,503)



Total shareholders' equity,
  end of year                    $ 35,129,017    $ 36,715,825  $ 41,724,635








                              See accompanying notes.
                                        43

UNITED TRUST GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Years Ended December 31, 1996

                                      1996          1995          1994
Increase (decrease) in cash
  and cash equivalents
Cash flows from operating
  activities:
   Net loss                       $ (1,660,697) $ (5,320,876) $ (1,116,282)
   Adjustments to reconcile
    net loss to net cash provided
    by operating activities net of
    changes in assets and
    liabilities resulting from the
    sales and purchases of
    subsidiaries:
      Amortization/accretion of
       fixed maturities                899,445       803,696     1,173,981
      Realized investment (gains)
       losses, net                     465,879       114,235     1,224,274
      Policy acquisition costs
       deferred                     (1,276,000)   (2,370,000)   (4,939,000)
      Amortization of deferred
       policy acquisition costs      1,387,372     1,567,748     1,137,923
      Amortization of cost of
       insurance acquired            5,690,069     4,509,755     7,128,247
      Amortization of value of
       agency force                          0       396,852       382,006
      Non-recurring write down
       of value of agency force              0     8,296,974             0
      Amortization of costs in
       excess of net assets
       purchased                       185,279       423,192       297,676
      Depreciation                     371,991       694,194       466,213
      Minority interest                498,356    (1,938,684)     (511,178)
      Change in accrued investment
       income                          195,821      (173,517)     (572,900)
      Change in reinsurance
       receivables                      83,871      (482,275)   (1,009,745)
      Change in policy liabilities
       and accruals                  3,326,651     3,581,928     4,487,982
      Charges for mortality and
       administration of universal
       life and annuity products   (10,239,476)   (9,757,354)   (9,178,363)
      Interest credited to account
       balances                      7,075,921     6,644,282     5,931,019
      Change in income taxes
       payable                      (4,653,734)   (4,749,335)   (2,160,132)
      Change in indebtedness (to)
       from affiliates, net            224,472        (3,023)      158,606
      Change in other assets and
       liabilities, net                 41,277    (1,562,548)     (342,382)
Net cash provided by operating
  activities                         2,616,497       675,244     2,557,945




Cash flows from investing
  activities:
   Proceeds from investments
    sold and matured:
      Fixed maturities held
       for sale                      1,152,736       619,612       250,000
      Fixed maturities sold         18,736,612             0             0
      Fixed maturities matured      20,787,782    16,265,140    23,894,954
      Equity securities                  8,990       104,260        49,557
      Mortgage loans                 3,364,427     2,252,423     4,029,630
      Real estate                    3,219,851     1,768,254     2,640,025
      Policy loans                   3,937,471     4,110,744     4,064,602
      Short term                       825,000        25,000     1,103,856
Total proceeds from investments
  sold and matured                  52,032,869    25,145,433    36,032,624


Cost of investments acquired:
      Fixed maturities             (29,365,111)  (25,112,358)  (52,768,480)
      Equity securities                      0    (1,000,000)     (249,925)
      Mortgage loans                  (503,113)     (322,129)   (5,611,967)
      Real estate                     (841,793)   (1,927,413)   (3,321,599)
      Policy loans                  (4,329,124)   (4,713,471)   (3,886,821)
      Short term                      (830,983)     (100,000)     (650,000)
Total cost of investments acquired (35,870,124)  (33,175,371)  (66,488,792)
Cash of subsidiary at date of sale           0             0    (3,134,343)
Cash received in sale of subsidiary          0             0     4,995,804
Net cash provided by (used in)
  investing activities              16,162,745    (8,029,938)  (28,594,707)

Cash flows from financing
  activities:
   Policyholder contract deposits   22,245,369    25,021,983    23,110,031
   Policyholder contract
     withdrawals                   (15,433,644)  (16,008,462)  (14,893,221)
   Net cash transferred from
     coinsurance ceded             (19,088,371)            0             0
   Proceeds from notes payable       9,300,000       300,000             0
   Payments of principal on
     notes payable                 (10,923,475)   (1,205,861)   (2,005,687)
Net cash provided by (used in)
   financing activities            (13,900,121)    8,107,660     6,211,123

Net increase (decrease) in cash
   and cash equivalents              4,879,121       752,966   (19,825,639)
Cash and cash equivalents at
   beginning of year                12,024,668    11,271,702    31,097,341
Cash and cash equivalents at
   end of year                    $ 16,903,789  $ 12,024,668  $ 11,271,702


                            See accompanying notes.

UNITED TRUST GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




1.       ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         A. ORGANIZATION - At December 31, 1996, the parent, significant majority-owned subsidiaries and affiliates of United Trust Group, Inc. were as depicted on the following organizational chart.

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

             A summary of the Company's significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows.

         B. NATURE OF OPERATIONS - United Trust Group, Inc. is an insurance holding company that through its insurance subsidiaries sells individual life insurance products. The Company's principal market is the midwestern United States. The primary focus of the Company has been the servicing of existing insurance business in force, the solicitation of new life insurance products and the acquisition of other companies in similar lines of business.

         C. PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

         D. BASIS OF PRESENTATION - The financial statements of United Trust Group, Inc.'s life insurance subsidiaries have been prepared in accordance with generally accepted accounting principles which differ from statutory accounting practices permitted by insurance regulatory authorities.

         E. USE OF ESTIMATES - In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         F.  INVESTMENTS - Investments are shown on the following bases:

             Fixed maturities -- at cost, adjusted for amortization of premium or discount and other-than-temporary market value declines. The amortized cost of such investments differs from their market values; however, the Company has the ability and intent to hold these investments to maturity, at which time the full face value is expected to be realized.

             Investments  held  for  sale  --  at   current  market  value,
             unrealized appreciation or depreciation is charged directly to shareholders' equity.

             Mortgage loans on real estate -- at unpaid balances, adjusted for amortization of premium or discount, less allowance for possible losses.

             Real estate -- at cost, less allowances for depreciation and any impairment which would result in a carrying value below net realizable value. Foreclosed real estate is adjusted for any impairment at the foreclosure date. Accumulated depreciation on real estate was $1,340,746 and $1,049,652 as of December 31, 1996 and 1995, respectively.

             Policy loans -- at unpaid balances including accumulated interest but not in excess of the cash surrender value.

             Short-term investments -- at cost, which approximates current market value.

             Realized  gains  and  losses  on  sales   of  investments  are
             recognized in net income on the specific identification basis.

         G. RECOGNITION OF REVENUES AND RELATED EXPENSES - Premiums for traditional life insurance products, which include those products with fixed and guaranteed premiums and benefits, consist principally of whole life insurance policies, limited-payment life insurance policies, and certain annuities with life contingencies are recognized as revenues when due. Accident and health insurance premiums are recognized as revenue pro-rata over the terms of the policies. Benefits and related expenses associated with the premiums earned are charged to expense proportionately over the lives of the policies through a provision for future policy benefit liabilities and through deferral and amortization of deferred policy acquisition costs. For universal life and investment products, generally there is no requirement for payment of premium other than to maintain account values at a level sufficient to pay mortality and expense charges. Consequently, premiums for universal life policies and investment products are not reported as revenue, but as deposits. Policy fee revenue for universal life policies and investment products consists of charges for the cost of insurance, policy administration, and surrenders assessed during the period. Expenses include interest credited to policy account balances and benefit claims incurred in excess of policy account balances.

         H. DEFERRED POLICY ACQUISITION COSTS - Commissions and other costs of acquiring life insurance products that vary with and are primarily related to the production of new business have been deferred. Traditional life insurance acquisition costs are being amortized over the premium-paying period of the related policies using assumptions consistent with those used in computing policy benefit reserves.

             For universal life insurance and interest sensitive life insurance products, acquisition costs are being amortized generally in proportion to the present value of expected gross profits from surrender charges and investment, mortality, and expense margins. Under SFAS No. 97, "Accounting and Reporting by Insurance Enterprises for
             Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments," the Company makes certain assumptions regarding the mortality, persistency, expenses, and interest rates it expects to experience in future periods. These assumptions are to be best estimates and are to be periodically updated whenever actual experience and/or expectations for the future change from initial assumptions. The amortization is adjusted retrospectively when estimates of current or future gross profits to be realized from a group of products are revised.

             The following table summarizes deferred policy acquisition costs and related data for the years shown.


                                          1996          1995          1994
Deferred, beginning of year         $ 11,437,000  $ 10,634,000  $  7,160,000

Acquisition costs deferred:
  Commissions, net of
    reinsurance of $0 $0
    and $1,837,000                       845,000     1,838,000     3,182,000
  Marketing, salaries and
    other expenses                       431,000       532,000     1,757,000
  Total                                1,276,000     2,370,000     4,939,000

  Interest accretion                     408,000       338,000       181,000
  Amortization charged to income      (1,796,000)   (1,905,000)   (1,319,000)
  Net amortization                    (1,388,000)   (1,567,000)   (1,138,000)

  Deferred acquisition costs
    disposed of at sale
    of subsidiary                              0             0      (327,000)
  Change for the year                   (112,000)      803,000     3,474,000

Deferred, end of year               $ 11,325,000  $ 11,437,000  $ 10,634,000

             The following table reflects the components of the income statement for the line item Commissions and amortization of deferred policy acquisition costs:

                                              1996         1995        1994

             Net amortization of deferred
               policy acquisition costs   $ 1,388,000 $ 1,567,000 $ 1,138,000
             Commissions                    2,837,000   3,341,000   2,922,000
               Total                      $ 4,225,000 $ 4,908,000 $ 4,060,000


             Estimated  net   amortization  expense   of  deferred   policy
             acquisition costs for the next five years is as follows:

                                         Interest                    Net
                                         Accretion Amortization Amortization

             1997                      $  400,000   $ 1,600,000  $ 1,200,000
             1998                         400,000     1,500,000    1,100,000
             1999                         300,000     1,300,000    1,000,000
             2000                         300,000     1,200,000      900,000
             2001                         300,000     1,000,000      700,000


         I. COST OF INSURANCE ACQUIRED - When an insurance company is acquired, the Company assigns a portion of its cost to the right to receive future cash flows from insurance contracts existing at the date of the acquisition. The cost of policies purchased represents the actuarially determined present value of the projected future cash flows from the acquired policies. Cost of Insurance Acquired is amortized with interest in relation to expected future profits, including direct charge-offs for any excess of the unamortized asset over the projected future profits. The interest rates utilized in the amortization calculation are 9% on approximately 30% of the balance and 15% on the remaining balance. The interest rates vary due to differences in the blocks of business.

                                            1996         1995         1994


             Cost of insurance acquired,
               beginning of year      $ 59,602,000  $ 64,111,000 $ 73,237,000
               Additions from
                 acquisitions                    0             0            0
               Interest accretion        6,649,000     7,044,000    7,593,000
               Amortization            (12,339,000)  (11,553,000) (14,722,000)
                 Net amortization       (5,690,000)   (4,509,000)  (7,129,000)
               Balance attributable to
                 coinsurance agreement  (6,375,000)            0            0
               Balance attributable to
                 subsidiary at date
                 of sale                         0             0   (1,379,000)
               Balance attributable to
                 down-stream merger of
                 subsidiary                      0             0     (618,000)
               Write-offs due to impairment      0             0            0
             Cost of insurance acquired,
               end of year            $ 47,537,000  $ 59,602,000 $ 64,111,000

             Estimated net amortization expense of cost of insurance acquired for the next five years is as follows:

                                        Interest                     Net
                                        Accretion  Amortization  Amortization

             1997                    $  5,800,000  $  9,700,000  $  3,900,000
             1998                       5,500,000     8,700,000     3,200,000
             1999                       5,100,000     7,600,000     2,500,000
             2000                       4,900,000     7,200,000     2,300,000
             2001                       4,700,000     7,100,000     2,400,000


         J. COST IN EXCESS OF NET ASSETS PURCHASED - Cost in excess of net assets purchased is the excess of the amount paid to acquire a company over the fair value of its net assets. Cost in excess of net assets purchased are amortized over periods not exceeding forty years using the straight-line method. Management reviews the valuation and amortization of goodwill on an annual basis. As part of this review, the Company estimates the value of and the estimated undiscounted future cash flows expected to be generated by the related subsidiaries to determine that no impairment has occurred. Accumulated amortization of cost in excess of net assets purchased was $1,265,146 and $1,079,867 as of December 31, 1996 and 1995, respectively.

         K. FUTURE POLICY BENEFITS AND EXPENSES - The liabilities for traditional life insurance and accident and health insurance policy benefits are computed using a net level method. These liabilities include assumptions as to investment yields, mortality, withdrawals, and other assumptions based on the life insurance subsidiaries' experience adjusted to reflect anticipated trends and to include provisions for possible unfavorable deviations. The Company makes these assumptions at the time the contract is issued or, in the case of contracts acquired by purchase, at the purchase date. Benefit reserves for traditional life insurance policies include certain deferred profits on limited-payment policies that are being recognized in income over the policy term. Policy benefit claims are charged to expense in the period that the claims are incurred. Current mortality rate assumptions are based on 1975-80 select and ultimate tables. Withdrawal rate assumptions are based upon Linton B or Linton C.

             Benefit  reserves for  universal life  insurance and  interest sensitive life insurance products are computed under a retrospective deposit method and represent policy account balances before applicable surrender charges. Policy benefits and claims that are charged to expense include benefit claims in excess of related policy account balances. Interest crediting rates for universal life and interest sensitive products range from 5.0% to 6.0% in 1996, 1995 and 1994.

         L. POLICY AND CONTRACT CLAIMS - Policy and contract claims include provisions for reported claims in process of settlement, valued in accordance with the terms of the policies and contracts, as well as provisions for claims incurred and unreported based on prior experience of the Company.

         M. PARTICIPATING INSURANCE - Participating business represents 30% and 34% of the ordinary life insurance in force at December 31, 1996 and 1995, respectively. Premium income from participating business represents 52%, 55%, and 53% of total premiums for the years ended December 31, 1996, 1995 and 1994, respectively. The amount of dividends to be paid is determined annually by the respective insurance subsidiary's Board of Directors. Earnings allocable to participating policyholders are based on legal requirements which vary by state.

         N. INCOME TAXES - Income taxes are reported under Statement of Financial Accounting Standards Number 109. Deferred income taxes are recorded to reflect the tax consequences on future periods of differences between the tax bases of assets and liabilities and their financial reporting amounts at the end of each such period.

         O. BUSINESS SEGMENTS - The Company operates principally in the individual life insurance business.

         P. EARNINGS PER SHARE - Earnings per share are based upon the weighted average number of common shares outstanding during the year.

         Q. CASH EQUIVALENTS - The Company considers certificates of deposit and other short term instruments with an original purchased maturity of three months or less as cash equivalents.

         R. RECLASSIFICATIONS - Certain prior year amounts have been reclassified to conform with the current year presentation. Such reclassifications had no effect on previously reported net income, total assets, or shareholders' equity.

         S. REINSURANCE - In the normal course of business, the Company seeks to limit its exposure to loss on any single insured and to recover a portion of benefits paid by ceding reinsurance to other insurance enterprises or reinsurers under excess coverage and co-insurance contracts. The Company retains a maximum of $125,000 of coverage per individual life.

             Amounts paid or deemed to have been paid for reinsurance contracts are recorded as reinsurance receivables. Reinsurance premiums, commissions, expense reimbursements, and reserves on reinsured business are accounted for on a basis consistent with those used in accounting for the original policies issued and the terms of the reinsurance contracts. Expense reimbursements received in connection with reinsurance ceded have been accounted for as a reduction of the related policy acquisition costs or, to the extent such reimbursements exceed the related acquisition costs, as revenue.

             Reinsurance contracts do not relieve the Company from its obligations to policyholders. Failure of reinsurers to honor their obligations could result in losses to the Company; consequently, allowances are established for amounts deemed uncollectible. The Company evaluates the financial condition of its reinsurers and monitors concentrations of credit risk arising from similar geographic regions, activities, or economic characteristics of the reinsurers to minimize its exposure to significant losses from reinsurer insolvencies.


2.  SHAREHOLDER DIVIDEND RESTRICTION




At December 31, 1996, substantially all of consolidated shareholders' equity represents net assets of UTG's subsidiaries. The payment of cash dividends to shareholders by UTG is not legally restricted. UG's dividend limitations are described below.

Ohio domiciled insurance companies require five days prior notification to the insurance commissioner for the payment of an ordinary dividend. Ordinary dividends are defined as the greater of: a) prior year statutory earnings or b) 10% of statutory capital and surplus. For the year ended December 31, 1996, UG had a statutory gain from operations of $8,006,000. At December 31, 1996, UG's statutory capital and surplus amounted to $10,227,000. Extraordinary dividends (amounts in excess of ordinary dividend limitations) require prior approval of the insurance commissioner and are not restricted to a specific calculation.

3.  FEDERAL INCOME TAXES

Until 1984, the insurance companies were taxed under the provisions of the Life Insurance Company Income Tax Act of 1959 as amended by the Tax Equity and Fiscal Responsibility Act of 1982. These laws were superseded by the Deficit Reduction Act of 1984. All of these laws are based primarily upon statutory results with certain special deductions and other items available only to life insurance companies. If certain of the life companies pay shareholder dividends in excess of "shareholders' surplus" they will be required to pay taxes on income not taxed under the pre-1984 acts.

The following table summarizes the companies with this situation and the maximum amount of income which has not been taxed in each.



                                   Shareholders'          Untaxed
                      Company        Surplus              Balance
                        ABE       $   5,242,000        $ 1,150,000
                        APPL          4,943,000          1,525,000
                        UG           24,038,000          4,364,000
                        USA             981,000                  0


The payment of taxes on this income is not anticipated; and, accordingly, no deferred taxes have been established.

The life insurance company subsidiaries file a consolidated federal income tax return. The holding companies of the group file separate returns.

Life insurance company taxation is based primarily upon statutory results with certain special deductions and other items available only to life insurance companies. Income tax expense consists of the following components:

                                         1996         1995         1994
Current tax expense (credit)       $  (148,000)  $     2,000    $   51,000
Deferred tax expense (credit)       (4,496,000)   (4,727,000)   (2,056,000)
                                   $(4,644,000)  $(4,725,000)  $(2,005,000)


The Companies have net operating loss carryforwards for federal income tax purposes expiring as follows:





                                      UG                 FCC
                       2002     $         0        $    527,000
                       2003               0             285,000
                       2004               0             283,000
                       2005               0             139,000
                       2006       2,109,000              33,000
                       2007         783,000             676,000
                       2008         940,000               4,000
                       2009               0             169,000
                       2010               0              19,000
                      TOTAL     $ 3,832,000         $ 2,135,000

The Company  has established  a deferred tax  asset of  $2,088,000 for  its
operating  loss   carryforwards  and   has  established  an   allowance  of
$2,088,000.

The provision or (credit) for income taxes shown in the statements of operations does not bear the normal relationship to pre-tax income as a result of certain permanent differences. The sources and effects of such differences are summarized in the following table:


                                            1996          1995         1994
Tax computed at standard corporate rate $(2,381,000) $(4,195,000) $(1,271,000)
Changes in taxes due to:
  Cost in excess of net assets purchased     65,000       61,000      104,000
  Special insurance deductions                    0            0      (24,000)
  Benefit of prior losses                (2,393,000)    (599,000)    (649,000)
  Other                                      65,000        8,000     (165,000)
Income tax expense (credit)             $(4,644,000 )$(4,725,000) $(2,005,000)

The following table summarizes the major components which comprise the deferred tax liability as reflected in the balance sheets:

                                                  1996           1995
Investments                                 $   (122,251)  $    (48,918)
Cost of insurance acquired                    16,637,883     20,860,602
Deferred policy acquisition
   costs                                       3,963,875      4,002,855
Agent balances                                   (65,609)       (71,625)
Furniture and equipment                          (37,683)       (82,257)
Discount of notes                                922,766      1,003,038
Management/consulting fees                      (733,867)      (841,991)
Future policy benefits                        (5,906,087)    (5,039,938)
Other liabilities                             (1,151,405)      (818,484)
Federal tax DAC                               (1,916,536)    (2,862,999)
Deferred tax liability                      $ 11,591,086   $ 16,100,283

4.  ANALYSIS OF INVESTMENTS, INVESTMENT INCOME AND INVESTMENT GAIN

A. NET INVESTMENT INCOME - The following table reflects net investment income by type of investment:

                                                    December 31,
                                           1996          1995         1994

        Fixed maturities and fixed
         maturities held for sale    $ 13,326,312  $ 13,253,122  $ 12,185,941
        Equity securites                   88,661        52,445         3,999
        Mortgage loans                  1,047,461     1,257,189     1,423,474
        Real estate                       794,844       975,080       990,857
        Policy loans                    1,121,538     1,041,900     1,014,723
        Short-term investments            512,322       498,496       419,416
        Other                             233,872       143,753       202,641
        Total consolidated investment
         income                        17,125,010    17,221,985    16,241,051
        Investment expenses            (1,222,903)   (1,724,438)   (1,915,808)
        Consolidated net investment
          income                     $ 15,902,107  $ 15,497,547  $ 14,325,243

    At December 31, 1996, the Company had a total of $6,025,000 of investments, comprised of $5,325,000 in real estate including its home office property and $700,000 in equity securities, which did not produce income during 1996.

    The following tabel summarizes the Company's fixed maturity holdings, and investments held for sale by major classifications:

                                                    Carrying Value
                                                   1996         1995
      Investments held for sale:
        Fixed maturities                      $  1,961,166  $  3,226,175
        Equity securities                        1,794,405     1,946,481
      Fixed maturities:
       U.S. Government, government
         agencies and authorities               28,554,631    27,488,188
        State, municipalities and
         political subdivisions                 14,421,735     6,785,476
        Collateralized mortgage obligations     13,246,781    15,395,913
        Public utilities                        51,821,989    59,136,696
        All other corporate bonds               71,881,649    82,267,947
                                              $183,682,356  $196,246,876


    By insurance statute, the majority of the Company's investment portfolio is required to be invested in investment grade securities to provide
    ample protection for policyholders.   The Company does not invest in
    so-called "junk bonds" or derivative investments.

    Below investment grade debt securities generally provide higher yields and involve greater risks than investment grade debt securities because their issuers typically are more highly leveraged and more vulnerable to adverse economic conditions than investment grade issuers. In addition, the trading market for these securities is usually more limited than for investment grade debt securities.
    Debt securities classified as below-investment grade are those that receive a Standard & Poor's rating of BB or below.

    The following table summarizes by category securities held that are below investment grade at amortized cost:


             Below Investment
             Grade Investments              1996       1995        1994
             State, Municipalities and
              Political Subdivisions     $ 10,042   $       0  $   32,370
             Public Utilities             117,609     116,879     168,869
             Corporate                    813,717     819,010     848,033
             Total                       $941,368   $935,889   $1,049,272

B.  INVESTMENT SECURITIES

    The amortized cost and estimated market values of investments in securities including investments held for sale are as follows:




                               Cost or     Gross       Gross     Estimated
                              Amortized  Unrealized  Unrealized    Market
  1996                           Cost       Gains      Losses       Value
  Investments Held for Sale:
    U.S. Government and govt.
     agencies and authorities $ 1,461,068 $        0 $    17,458 $ 1,443,609
    States, municipalities and
     political subdivisions       145,199        665       6,397     139,467
    Collateralized mortgage
     obligations                       0          0           0            0
    Public utilities              119,970        363         675     119,658
    All other corporate bonds     258,424      4,222       4,215     258,432
                                1,984,661      5,250      28,745   1,961,166
    Equity securities           2,086,159     37,000     328,754   1,794,405
    Total                     $ 4,070,820 $   42,250 $   357,499 $ 3,755,571

  Held to Maturity Securities:
    U.S. Government and govt.
     agencies and authorities $28,554,631 $  421,523 $   136,410 $ 28,839,744
    States, municipalities and
     political subdivisions    14,421,735    318,682      28,084   14,712,333
    Collateralized mortgage
     obligations               13,246,780    175,163     157,799   13,264,145
    Public utilities           51,821,990    884,858     381,286   52,325,561
    All other corporate bonds  71,881,649  1,240,230     448,437   72,673,442
    Total                    $179,926,785 $3,040,456  $1,152,016 $181,815,225

                                 Cost or       Gross       Gross    Estimated
                                Amortized    Unrealized  Unrealized   Market
  1995                             Cost        Gains       Losses      Value
  Investments Held for Sale:
    U.S. Government and govt.
     agencies and authorities $  2,001,860 $    2,579 $      621 $  2,003,818
    States, municipalities and
     political subdivisions        812,454     14,313      3,749      823,018
    Collateralized mortgage
     obligations                    32,177        506          0       32,683
    Public utilities               119,379        572      2,123      117,828
    All other corporate bonds      258,169        337      9,678      248,828
                                 3,224,039     18,307     16,171    3,226,175
    Equity securities            2,086,159     80,721    220,399    1,946,481
    Total                     $  5,310,198 $   99,028 $  236,570 $  5,172,656

  Held to Maturity Securities:
    U.S. Government and govt.
     agencies and authorities $ 27,488,188 $  841,786 $  76,417 $  28,253,557
    States, municipalities and
     political subdivisions      6,785,476    305,053    10,895     7,079,634
    Collateralized mortgage
     obligations                15,395,913    295,344    67,472    15,623,785
    Public utilities            59,136,696  2,279,509   134,091    61,282,114
    All other corporate bonds   82,267,947  2,974,553   475,333    84,767,167
    Total                     $191,074,220 $6,696,245 $ 764,208 $ 197,006,257

 The amortized cost of debt securities at December 31, 1996, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


                 Fixed Maturities Held for Sale           Amortized
                      December 31, 1996                     Cost
               Due in one year or less                $    139,724
               Due after one year through five years     1,569,804
               Due after five years through ten years      115,183
               Due after ten years                         159,950
                                                      $  1,984,661

                 Fixed Maturities Held to Maturity        Amortized
                      December 31, 1996                     Cost
               Due in one year or less                $ 13,222,084
               Due after one year through five years    74,120,886
               Due after five years through ten years   77,222,430
               Due after ten years                      15,361,385
                                                      $179,926,785

Proceeds from sales, calls and maturities of investments in debt securities during 1996 were $40,677,000. Gross gains of $101,000 and gross losses of $276,000 were realized on those sales, calls and maturities.

Proceeds from sales, calls and maturities of investments in debt securities during 1995 were $16,885,000. Gross gains of $126,000 and gross losses of $246,000 were realized on those sales, calls and maturities.

Proceeds from sales, calls and maturities of investments in debt securities during 1994 were $24,145,000. Gross gains of $84,000 and gross losses of $554,000 were realized on those sales, calls and maturities.

C. INVESTMENTS ON DEPOSIT - At December 31, 1996, investments carried at approximately $18,016,000 were on deposit with various state insurance departments.


5. DISCLOSURES ABOUT FAIR VALUES OF FINANCIAL INSTRUMENTS

The financial statements include various estimated fair value information at December 31, 1996 and 1995, as required by Statement of Financial
Accounting Standards 107, Disclosure about Fair Value of Financial Instruments ("SFAS 107"). Such information, which pertains to the Company's financial instruments, is based on the requirements set forth in that Statement and does not purport to represent the aggregate net fair value of the Company.

The following methods and assumptions were used to estimate the fair value of each class of financial instrument required to be valued by SFAS 107 for which it is practicable to estimate that value:

(a)  Cash and Cash equivalents

The carrying amount in the financial statements approximates fair value because of the relatively short period of time between the origination of the instruments and their expected realization.

(b)  Fixed maturities and investments held for sale

Quoted market prices, if available, are used to determine the fair value. If quoted market prices are not available, management estimates the fair value based on the quoted market price of a financial instrument with similar characteristics.

(c)  Mortgage loans on real estate

An estimate of fair value is based on management's review of the portfolio in relation to market prices of similar loans with similar credit ratings, interest rates, and maturity dates. Management conservatively estimates fair value of the portfolio is equal to the carrying value.

(d)  Investment real estate and real estate acquired in satisfaction of debt

An estimate of fair value is based on management's review of the individual real estate holdings. Management utilizes sales of surrounding properties, current market conditions and geographic considerations. Management conservatively estimates the fair value of the portfolio is equal to the carrying value.

(e)  Policy loans

It is not practicable to estimate the fair value of policy loans as they have no stated maturity and their rates are set at a fixed spread to related policy liability rates. Policy loans are carried at the aggregate unpaid principal balances in the consolidated balance sheets, and earn interest at rates ranging from 4% to 8%. Individual policy liabilities in all cases equal or exceed outstanding policy loan balances.

(f)  Short term investments

For short term instruments, the carrying amount is a reasonable estimate of fair value. All short term instruments represent certificates of deposit with various banks and all are protected under FDIC.

(g)  Notes and accounts receivable and uncollected premiums

The Company holds notes receivable of $1,680,066 for which the determination of fair value is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. Accounts receivable and uncollected premiums are primarily insurance contract related receivables which are determined based upon the underlying insurance liabilities and added reinsurance amounts, and thus are excluded for the purpose of fair value disclosure by paragraph 8(c) of SFAS 107.

(h)  Notes payable

For borrowings under the senior loan agreement, which is subject to floating rates of interest, carrying value is a reasonable estimate of fair value. For subordinated borrowings fair value was determined based on the borrowing rates currently available to the Company for loans with similar terms and average maturities.

The estimated fair values of the Company's financial instruments required to be valued by SFAS 107 are as follows as of December 31:

                                  1996                       1995
                                       Estimated                 Estimate
                         Carrying         Fair      Carrying       Fair
      Assets              Amount         Value       Amount        Value
      Fixed maturities $179,926,785 $181,815,225  $191,074,220 $197,006,257
      Fixed maturities
       held for sale      1,961,166    1,961,166     3,226,175    3,226,175
      Equity securities   1,794,405    1,794,405     1,946,481    1,946,481
      Mortgage loans on
       real estate       11,022,792   11,022,792    13,891,762   13,891,762
      Policy loans       14,438,120   14,438,120    16,941,359   16,941,359
      Short-term
       investments          430,983      430,983       425,000      425,000
      Investment in real
       estate            10,543,490   10,543,490    11,978,575   11,978,575
      Real estate
       acquired in
       satisfaction of
       debt               3,846,946    3,846,946     5,332,413    5,332,413
      Notes receivable    1,680,066    1,566,562     1,680,066    1,550,742

      Liabilities
      Notes payable      19,839,853   18,671,155    21,463,328   20,763,009

6.  STATUTORY EQUITY AND GAIN FROM OPERATIONS

The Company's insurance subsidiaries are domiciled in Ohio, Illinois and West Virginia and prepare their statutory-based financial statements in accordance with accounting practices prescribed or permitted by the respective insurance department. These principles differ significantly from generally accepted accounting principles. "Prescribed" statutory accounting practices include state laws, regulations, and general administrative rules, as well as a variety of publications of the National Association of Insurance Commissioners ("NAIC"). "Permitted" statutory accounting practices encompass all accounting practices that are not prescribed; such practices may differ from state to state, from company to company within a state, and may change in the future. The NAIC currently is in the process of codifying statutory accounting practices, the result of which is expected to constitute the only source of "prescribed" statutory accounting practices. Accordingly, that project, which is expected to be completed in 1997, will likely change prescribed statutory accounting practices, and may result in changes to the accounting practices that insurance enterprises use to prepare their statutory financial statements. UG's total statutory shareholders' equity was $10,227,000 and $7,274,000 at December 31, 1996 and 1995, respectively. The combined statutory gain from operations (exclusive of intercompany dividends) was $10,692,000, $4,076,000 and $3,071,000 for 1996, 1995 and 1994,
respectively.


7.  REINSURANCE

The Company assumes risks from, and reinsures certain parts of its risks with other insurers under yearly renewable term and coinsurance agreements which are accounted for by passing a portion of the risk to the reinsurer. Generally, the reinsurer receives a proportionate part of the premiums less commissions and is liable for a corresponding part of all benefit payments. While the amount retained on an individual life will vary based upon age and mortality prospects of the risk, the Company generally will not carry more than $125,000 individual life insurance on a single risk.

The Company has reinsured approximately $1.109 billion, $1.088 billion and $1.217 billion in face amount of life insurance risks with other insurers for 1996, 1995 and 1994, respectively. Reinsurance receivables for future policy benefits were $38,745,000 and $13,540,000 at December 31, 1996 and 1995, respectively, for estimated recoveries under reinsurance treaties. Should any of the reinsurers be unable to meet its obligation at the time of the claim, obligation to pay such claim would remain with the Company.

The Company's insurance subsidiary ("UG") entered into a coinsurance agreement with First International Life Insurance Company ("FILIC") as of September 30, 1996. Under the terms of the agreement, UG ceded to FILIC substantially all of its paid-up life insurance policies. Paid-up life insurance generally refers to non-premium paying life insurance policies. A.M. Best, an industry rating company, assigned a Best's Rating of A++ (Superior) to The Guardian Life Insurance Company of America ("Guardian"), parent of FILIC, based on the consolidated financial condition and operating performance of the company and its life/health subsidiaries. The agreement with FILIC accounts for approximately 66% of the reinsurance receivables as of December 31, 1996.

As a result of the FILIC coinsurance agreement, effective September 30, 1996, UG received a reinsurance credit in the amount of $28,318,000 in exchange for an equal amount of assets. UG also received $6,375,000 as a commission allowance.

Currently, the Company is utilizing reinsurance agreements with Business Men's Assurance Company, ("BMA") and Life Reassurance Corporation, ("LIFE RE") for new business. BMA and LIFE RE each hold an "A+" (Superior) rating from A.M. Best, an industry rating company. The reinsurance agreements were effective December 1, 1993, and cover all new business of the Company. The agreements are a yearly renewable term ("YRT") treaty where the Company cedes amounts above its retention limit of $100,000 with a minimum cession of $25,000.

The Company does not have any short-duration reinsurance contracts. The effect of the Company's long-duration reinsurance contracts on premiums earned in 1996, 1995 and 1994 was as follows:


                                        Shown in thousands
                                   1996         1995        1994
                                 Premiums     Premiums    Premiums
                                  Earned       Earned      Earned
                   Direct       $  32,387    $  35,201   $  38,063
                   Assumed              0            0           0
                   Ceded           (4,768)      (5,203)     (5,659)
                   Net premiums $  27,619    $  29,998   $  32,404



8.  COMMITMENTS AND CONTINGENCIES

The insurance industry has experienced a number of civil jury verdicts which have been returned against life and health insurers in the jurisdictions in which the Company does business involving the insurers' sales practices, alleged agent misconduct, failure to properly supervise agents, and other matters. Some of the lawsuits have resulted in the award of substantial judgments against the insurer, including material amounts of punitive damages. In some states, juries have substantial discretion in awarding punitive damages in these circumstances.

Under insurance guaranty fund laws in most states, insurance companies doing business in a participating state can be assessed up to prescribed limits for policyholder losses incurred by insolvent or failed insurance companies. Although the Company cannot predict the amount of any future assessments, most insurance guaranty fund laws currently provide that an assessment may be excused or deferred if it would threaten an insurer's financial strength. Those mandatory assessments may be partially recovered through a reduction in future premium taxes in some states. The Company does not believe such assessments will be materially different from amounts already provided for in the financial statements.

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


9.   RELATED PARTY TRANSACTIONS

United Income, Inc. ("UII") has a service agreement with its affiliate, USA, to perform services and provide personnel and facilities. The services included in the agreement are claim processing, underwriting, processing and servicing of policies, accounting services, agency services, data processing and all other expenses necessary to carry on the business of a life insurance company.

UII's service agreement states that USA is to pay UII monthly fees equal to 22% of the amount of collected first year premiums, 20% in second year and 6% of the renewal premiums in years three and after. UII's subcontract agreement with UTI states that UII is to pay UTI monthly fees equal to 60% of collected service fees from USA as stated above.

USA paid $1,568,000, $2,015,000 and $1,357,000 under their agreement with UII for 1996, 1995 and 1994, respectively. UII paid $941,000, $1,209,000 and $814,000 under their agreement with UTI for 1996, 1995 and 1994, respectively.

The agreements of the insurance companies have been approved by their respective domiciliary insurance departments and it is Management's opinion that where applicable, costs have been allocated fairly and such allocations are based upon generally accepted accounting principles. The costs paid by UTI and its subsidiaries for these services include costs related to the production of new business which are deferred as policy acquisition costs and charged off to the income statement through
"Amortization of deferred policy acquisition costs". Also included are costs associated with the maintenance of existing policies which are charged as current period costs and included in "general expenses".


10.  NOTES PAYABLE

At December 31, 1996, the Company has $19,840,000 in long term debt outstanding. The debt is comprised of the following components:


                                                1996           1995
                Senior debt                $ 8,400,000    $ 10,400,000
                Subordinated 10 yr. notes    6,209,000       6,209,000
                Subordinated 20 yr. notes    3,831,000       3,831,000
                Other notes payable          1,400,000       1,000,000
                Encumbrance on real estate           0          23,000
                                           $19,840,000    $ 21,463,000


On May 8, 1996, FCC refinanced its senior debt of $8,900,000. The refinancing was completed through First of America Bank - NA and is subject to a credit agreement. The refinanced debt bears interest to a rate equal to the "base rate" plus nine-sixteenths of one percent. The Base rate is defined as the floating daily, variable rate of interest determined and announced by First of America Bank from time to time as its "base lending rate". The base rate at issuance of the loan was 8.25%, and has remained unchanged through March 1, 1997. Interest is paid quarterly. Principal payments of $1,000,000 are due in May of each year beginning in 1997, with a final payment due May 8, 2005. On November 8, 1996, the Company prepaid $500,000 of the May 8, 1997 principal payment.

The credit agreement contains certain covenants with which the Company must comply. The covenants contain provisions common to a loan of this type and include such items as: a minimum consolidated net worth of FCC to be no less than 400% of the outstanding balance of the debt, Statutory capital and surplus of Universal Guaranty Life Insurance Company be maintained at no less than $6,500,000; an earnings covenant requiring the sum of the pre-tax earnings plus non-cash charges of FCC (based on parent only GAAP practices) shall not be less than two hundred percent (200%) of the Company's interest expense on all of its debt service. The Company is current and in compliance with all of the terms on all of its outstanding debt and does not foresee any problem in maintaining compliance in the future.

United Income, Inc. (UII) and First Fidelity Mortgage Company through an assignment from United Trust, Inc. owned a participating interest of $700,000 and $300,000 respectively of the senior debt. At the date of the refinance, these obligations were converted from participations of senior debt to promissory notes. These notes bear interest at the rate of 1% above the variable per annum rate of interest most recently published by the Wall Street Journal as the prime rate. Interest is payable quarterly with principal due at maturity on May 8, 2006. In February 1996, FCC borrowed an additional $150,000 from UII and $250,000 from UTI to provide
additional cash  for liquidity.    The note  bears interest  at  the rate
of 1% over prime as published in the Wall Street Journal, with interest payments due quarterly and principal due upon maturity of the note on June 1, 1999.

The  subordinated  debt was  incurred  June  16,  1992  as  a  part  of  an acquisition. The 10 year notes bear interest at the rate of 7 1/2% per annum, payable semi-annually beginning December 16, 1992. These notes provide for principal payments equal to 1/20th of the principal balance due with each interest installment beginning June 16,

1997, with a final payment due June 16, 2002. During 1995, the Company refinanced $300,695 of 10 year notes to 20 year notes bearing interest at the rate of 8.75%. The repayment terms of these notes are similar to the original 20 year notes. The 20 year notes bear interest at the rate of 8 1/2% per annum, payable semi-annually beginning December 16, 1992, with a lump sum principal payment due June 16, 2012. The Company's subordinated debt consists of $4,495,000 and $3,532,000 of ten year and twenty year notes, respectively, owed to current officers and directors of the Company or its affiliates.

Scheduled principal reductions on the Company's debt for the next five years is as follows:


            Year                                  Amount

            1997                              $ 1,037,000
            1998                                1,537,000
            1999                                1,937,000
            2000                                1,537,000
            2001                                1,537,000


11.  OTHER CASH FLOW DISCLOSURE

On a cash basis, the Company  paid $1,700,973, $1,934,326 and $1,937,123 in interest expense for the years 1996, 1995 and 1994, respectively. The Company paid $17,634, $25,821 and $190 in federal income tax for 1996, 1995 and 1994, respectively.

The Company's insurance subsidiary ("UG") entered into a coinsurance agreement with First International Life Insurance Company ("FILIC") as of September 30, 1996. At closing of the transaction, UG received a coinsurance credit of $28,318,000 for policy liabilities covered under the agreement. UG transferred assets equal to the credit received. This transfer included policy loans of $2,855,000 associated with policies under the agreement and a net cash transfer of $19,088,000 after deducting the ceding commission due UG of $6,375,000.


12.  DEFERRED COMPENSATION PLAN

UTI and FCC established a deferred compensation plan during 1993 pursuant to which an officer or agent of FCC, UTI or affiliates of UTI, could defer a portion of their income over the next two and one-half years in return for a deferred compensation payment payable at the end of seven years in the amount equal to the total income deferred plus interest at a rate of approximately 8.5% per annum and a stock option to purchase shares of common stock of UTI. An officer or agent received an immediately exercisable option to purchase 23,000 shares of UTI common stock at $1.75 per share for each $25,000 ($10,000 per year for two and one-half years) of total income deferred. The option expires on December 31, 2000. A total of 1,050,000 options were granted in 1993 under this plan. As of December 31, 1996 no options were exercised. At December 31, 1996 and 1995, the Company held a liability of $1,268,000 and $1,167,000, respectively, relating to this plan.


13.  NON-RECURRING WRITE DOWN OF VALUE OF AGENCY FORCE ACQUIRED

The Company recognized a non-recurring write down of $8,297,000 on its value of agency force acquired for the year ended December 31, 1995. The write down released $2,904,000 of the deferred tax liability and $1,495,000 was attributed to minority interest in loss of consolidated subsidiaries. The effect of this write down resulted in an increase in the net loss of $3,898,000. This write down is directly related to the Company's change in distribution systems. Due to the broker agency force not meeting management's expectations and lack of production, the Company has changed its focus from primarily broker agency distribution system to a captive agent system. With the change in focus, most of the broker agents were terminated and therefore, management re-evaluated the value of the agency force carried on the balance sheet. For purposes of the write-down, the broker agency force has no  future  expected  cash  flows and  therefore warranted a  write-off  of
the  value.   The write  down is  reported as  a separate  line  item
"non-recurring write down of value of agency force acquired" and the release of the deferred tax liability is reported in the credit for income taxes payable in the Statement of Operations.


14.  CONCENTRATION OF CREDIT RISK

The Company maintains cash balances in financial institutions which at times may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.


15.  PENDING CHANGE IN CONTROL OF UNITED TRUST, INC.

On September 23, 1996, UTI and UII entered into a stock purchase agreement with LaSalle Group, Inc., a Delaware corporation ("LaSalle"), whereby LaSalle will acquire 12,000,000 shares of authorized but unissued shares of UTI for $1.00 per share and 10,000,000 shares of authorized but unissued shares of UII for $0.70 per share. Additionally, LaSalle intends, contemporaneously with the closing of the above transaction, to purchase in privately negotiated transactions additional shares of UTI and UII so that LaSalle will own not less than 51% of the outstanding common stock of UTI and indirectly control 51% of UII.

The agreement requires and is pending approval of the Commissioner of Insurance of the State of Ohio, Illinois and West Virginia, (the states of domicile of the insurance subsidiaries). It is anticipated the transaction will be completed during the second quarter of 1997.

16.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                   1996
                                 1st         2nd         3rd          4th
Premium income and
other considerations, net  $ 7,637,503  $ 8,514,175  $ 7,348,199  $ 7,444,581
Net investment income        3,974,407    3,930,487    4,002,258    3,994,955
Total revenues              12,513,692   12,187,077   11,331,283   10,444,059
Policy benefits including
 dividends                   6,528,760    7,083,803    8,378,710    8,334,759
Commissions and
 amortization of DAC         2,567,921    2,298,549    1,734,048    3,314,436
Operating expenses           3,616,660    3,072,535    3,685,600      910,771
Operating loss                (198,649)    (267,810)  (2,467,075)  (3,869,480)
Net income (loss)              268,675      (93,640)  (1,563,817)    (271,915)
Net income (loss) per
 share                        2,686.75      (936.40)  (15,638.17)   (2,719.15)

                                                   1995
                                 1st         2nd         3rd          4th
Premium income and
 other considerations, net $ 8,703,332  $ 9,507,694  $ 7,868,803  $ 7,018,707
Net investment income        3,857,562    3,849,212    3,757,605    3,918,933
Total revenues              13,385,477   12,566,391   11,514,869   11,130,583
Policy benefits including
 dividends                   8,097,830    9,113,933    5,978,795    6,665,206
Commissions and
 amortization of DAC         2,451,030    2,860,032    3,044,057    1,459,141
Operating expenses           3,449,062    2,742,174    2,498,472    3,924,966
Operating loss                (612,445)  (2,149,748)      (6,455)  (9,215,704)
Net income (loss)               95,608   (1,305,599)      126,751  (4,237,636)
Net income (loss) per
 share                          956.08   (13,055.99)     1,267.51  (42,376.60)

                                                   1994
                                  1st        2nd          3rd         4th
Premium income and
other considerations, net  $ 8,370,746  $ 9,270,226  $ 9,326,855  $ 8,176,700
Net investment income        3,358,729    3,515,440    3,632,044    3,819,030
Total revenues              12,001,846   13,765,861   10,671,956   11,968,337
Policy benefits including
 dividends                   6,927,743    7,496,765    7,483,568    7,753,158
Commissions and
 amortization of DAC         1,756,091    4,169,240    3,141,884    2,503,463
Operating expenses           2,598,764    2,138,533    2,574,920    1,547,523
Operating income (loss)        719,248       38,677   (2,528,416)  (1,784,822)
Net income (loss)              506,003     (165,957)  (1,083,563)    (372,765)
Net income (loss) per
 share                         5060.03    (1,659.57)  (10,835.63)   (3,727.65)

UNITED TRUST GROUP, INC.                                          Schedule I
SUMMARY OF INVESTMENTS - OTHER THAN
INVESTMENTS IN RELATED PARTIES
As of December 31, 1996


               Column A                  Column B     Column C     Column D

                                                                   Amount at
                                                                  Which Shown
                                                                   in Balance
                                            Cost        Value        Sheet
Fixed maturities:
  United States Goverment and
   government agencies and authorities $ 28,554,631  $ 28,839,743 $ 28,554,631
  State, municipalities, and political
   subdivisions                          14,421,735    14,712,334   14,421,735
  Collateralized mortgage obligations    13,246,780    13,264,145   13,246,780
  Public utilities                       51,821,990    52,325,561   51,821,990
  All other corporate bonds              71,881,649    72,673,442   71,881,649

       Total fixed maturities           179,926,785  $181,815,225  179,926,785



Investments held for sale:
  Fixed maturities:
   United States Goverment and
    government agencies and authorities   1,461,068  $  1,443,609    1,443,609
   State, municipalities, and political
    subdivisions                            145,199       139,467      139,467
   Public utilities                         119,970       119,658      119,658
   All other corporate bonds                258,424       258,432      258,432
                                          1,984,661  $  1,961,166    1,961,166

Equity securities:
  Public utilities                           82,073  $     56,053       56,053
  All other corporate securities          2,004,086     1,738,352    1,738,352
                                          2,086,159  $  1,794,405    1,794,405



Mortgage loans on real estate            11,022,792                 11,022,792
Investment real estate                   10,543,490                 10,543,490
Real estate acquired in
 satisfaction of debt                     3,846,946                  3,846,946
Policy loans                             14,438,120                 14,438,120
Short term investments                      430,983                    430,983
       Total investments               $224,279,936               $223,964,687



UNITED TRUST GROUP, INC.
CONDENSED FINANCIAL INFORMATION
PARENT ONLY BALANCE SHEETS
As of December 31, 1996 and 1995                                 Schedule II



                                                         1996        1995
ASSETS

  Investment in affiliates                       $   35,548,414 $  37,265,534
  Notes receivable from affiliates                   10,039,853    10,039,853
  Accrued interest income                                35,202        35,202
  Cash and cash equivalents                              39,529        45,031
        Total assets                             $   45,662,998 $  47,385,620


LIABILITIES AND SHAREHOLDERS' EQUITY

  Liabilities:
    Notes payable                                $   10,009,853 $  10,009,853
    Notes payable to affiliate                           30,000        30,000
    Income taxes payable                                  6,663         3,221
    Accrued interest payable                             35,202        35,202
    Other liabilities                                   452,263       591,519
         Total liabilities                           10,533,981    10,669,795



Shareholders' equity:
  Common stock                                       45,926,705    45,726,705
  Unrealized depreciation of
    investments held for sale of affiliates            (126,612)         (501)
  Accumulated deficit                               (10,671,076)   (9,010,379)
         Total shareholders' equity                  35,129,017    36,715,825

         Total liabilities and shareholders'
            equity                               $   45,662,998 $  47,385,620


UNITED TRUST GROUP, INC.
CONDENSED FINANCIAL INFORMATION
PARENT ONLY STATEMENTS OF OPERATIONS
Three Years Ended December 31, 1996                             Schedule II

                                          1996        1995         1994

Revenues:

  Interest income from affiliates    $   792,046  $   790,334  $   790,477
  Other income                            34,600       31,774        4,481
                                         826,646      822,108      794,958


Expenses:

  Interest expense                       789,496      787,784      787,920
  Interest expense to affiliates           2,550        2,550        2,557
  Operating expenses                       4,624        3,341           13
                                         796,670      793,675      790,490

  Operating income                        29,976       28,433        4,468

  Provision for income taxes              (4,664)      (3,221)           0
  Equity in loss of subsidiaries      (1,686,009)  (5,346,088)  (1,120,750)
         Net loss                    $(1,660,697) $(5,320,876) $(1,116,282)

UNITED TRUST GROUP, INC.
CONDENSED FINANCIAL INFORMATION
PARENT ONLY STATEMENTS OF CASH FLOWS
Three Years Ended December 31, 1996                            Schedule II

                                           1996        1995        1994
Increase (decrease) in cash and
  cash equivalents
Cash flows from operating activities:
  Net loss                           $(1,660,697) $(5,320,876) $(1,116,282)
  Adjustments to reconcile
   net loss to net cash provided
   by operating activities:
     Equity in loss of subsidiaries    1,686,009    5,346,088    1,120,750
     Change in accrued interest
      income                                   0         (167)      (2,189)
     Change in accrued interest
      payable                                  0          167        2,189
     Change in income taxes payable        3,442        3,221            0
     Change in other liabilities        (139,256)     (96,843)     (21,599)
Net cash used in operating activities   (110,502)     (68,410)     (17,131)

Cash flows from investing activities:
  Cost of investments acquired:
     Purchase of stock of affiliates     (95,000)        (200)           0
Net cash used in investing activities    (95,000)        (200)           0

Cash flows from financing activities:
  Capital contribution from affiliates   200,000       100,000           0
Net cash provided by financing
  activities                             200,000       100,000           0

Net increase (decrease) in cash
 and cash equivalents                     (5,502)       31,390     (17,131)
Cash and cash equivalents at
 beginning of year                        45,031        13,641      30,772
Cash and cash equivalents at
 end of year                         $    39,529  $     45,031  $   13,641

UNITED TRUST GROUP, INC.
REINSURANCE
As of December 31, 1996 and the year ended December 31, 1996     Schedule IV

    Column A     Column B    Column C      Column D      Column E    Column F

                                                                    Percentage
                            Ceded to         Assumed                 of amount
                              other       from other                assumed to
              Gross amount  companies      companies*     Net amount      net
Life insurance
 in force    $3,952,958,000 $1,108,534,000 $1,271,766,000 $4,116,190,000 30.9%

Premiums:

Life
 insurance   $   32,128,258 $    4,717,488 $            0 $   27,410,770  0.0%

Accident and
health
insurance           258,377         50,255              0        208,122  0.0%

             $   32,386,635 $    4,767,743 $            0 $   27,618,892  0.0%

* All assumed business represents the Company's participation in the Servicemen's Group Life Insurance Program (SGLI).


UNITED TRUST GROUP, INC.
REINSURANCE
As of December 31, 1995 and the year ended December 31, 1995       Schedule IV

    Column A      Column B    Column C      Column D      Column E   Column F
                                                                    Percentage
                              Ceded to       Assumed                of amount
                                other      from other               assumed to
                Gross amount companies     companies*     Net amount    net
Life insurance
 in force    $4,207,695,000 $1,087,774,000 $1,039,517,000 $4,159,438,000 25.0%


Premiums:

Life
 insurance   $   34,952,367 $    5,149,939 $            0 $   29,802,428  0.0%

Accident
 and health
 insurance          248,448         52,751               0       195,697  0.0%

             $   35,200,815 $    5,202,690 $             0 $  29,998,125  0.0%


*All assumed business represents the Company's participation in the Servicemen's Group Life Insurance Program (SGLI).

UNITED TRUST GROUP, INC.
REINSURANCE
As of December 31, 1994 and the year ended December 31, 1994       Schedule IV

    Column A      Column B       Column C     Column D    Column E   Column F

                                                                    Percentage
                                 Ceded to      Assumed               of amount
                                   other      from other            assumed to
                 Gross amount   companies     companies*  Net amount     net
Life insurance
 in force    $4,543,746,000 $1,217,119,000 $1,077,413,000 $4,404,040,000 24.5%

Premiums:

Life
 insurance   $   37,800,871 $    5,597,512 $            0 $   32,203,359  0.0%

Accident
 and health
 insurance          262,315         61,185              0        201,130  0.0%

             $   38,063,186 $    5,658,697 $            0 $   32,404,489  0.0%

* All assumed business represents the Company's participation in the Servicemen's Group Life Insurance Program (SGLI).


UNITED TRUST GROUP, INC.
VALUATION AND QUALIFYING ACCOUNTS
For the years ended December 31, 1996, 1995, & 1994                Schedule V

                          Balance at    Additions                  Balances
                           Beginning      Charges                   at End
    Description            Of Period   and Expenses  Deductions    of Period

December 31, 1996

Allowance for doubtful
 accounts - mortgage loans $   10,000   $        0   $         0  $    10,000
Accumulated depreciation on
  property and equipment and
  EDP conversion costs         35,413       80,897             0      116,310
Accumulated amortization of
   costs in excess of net
   assets purchased         1,079,867      185,279             0    1,265,146
Accumulated depreciation on
  real estate               1,049,652      291,094             0    1,340,746
       Total               $2,174,932   $  557,270   $         0  $ 2,732,202


December 31, 1995

Allowance for doubtful
 accounts - mortgage loans $   26,000   $        0   $    16,000  $    10,000
Accumulated depreciation
 on property and equipment
 and EDP conversion costs     391,615      393,798       750,000       35,413
Accumulated amortization
 of costs in excess of net
 assets purchased             656,675      423,192             0    1,079,867
Accumulated depreciation
 on real estate               802,476      300,396        53,220    1,049,652
       Total               $1,876,766   $1,117,386  $    819,220  $ 2,174,932


December 31, 1994

Allowance for doubtful
 accounts - mortgage loans $  300,000   $        0  $    274,000  $    26,000
Accumulated depreciation
 on property and equipment
 and EDP conversion costs     226,545      165,070             0      391,615
Accumulated amortization
 of costs in excess of net
 assets purchased             426,999      297,676        68,000      656,675
Accumulated depreciation
 on real estate               501,333      301,143             0      802,476
       Total               $1,454,877   $  763,889  $    342,000   $1,876,766
