Form 10-Q
period 1997-03-31
UNITED INCOME INC
filed 1997-05-14
CIK 863138

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549


                                   FORM 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 AND 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934





For the Quarter Ended March 31, 1997              Commission File No. 0-18540



                             UNITED INCOME, INC.
            (Exact Name of Registrant as specified in its Charter)




               Ohio                                         37-1224044
   (State or other jurisdiction                           (I.R.S.Employer
  incorporation or organization)                        Identification No.)


  P.O. Box 5147, Springfield, Illinois                         62705
(Address of principal executive offices)                     (Zip Code)



Registrant's telephone number including area code:  (217)241-6300


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



                     Shares outstanding at April 30, 1997:
                                  19,887,572

                  Common stock, no par value per share

                              UNITED INCOME, INC.
                                (the "Company")


                                     INDEX




Part I:     Financial Information



      Balance Sheets as of March 31, 1997 and
      December 31, 1996                                               3


      Statements of Operations for the three
      months ended March 31, 1997 and 1996                            4


      Statements of Cash Flows for the three months
      ended March 31, 1997 and 1996                                   5


      Notes to Financial Statements                                   6


      Management's Discussion and Analysis of
      Financial Condition and Results of Operations                  11



Part II:    Other Information

      Item 5. Other information                                      15

      Item 6. Exhibits                                               15

      Signatures                                                     16

                         PART 1.  FINANCIAL INFORMATION
                         Item 1.  Financial Statements

                             UNITED INCOME, INC.

                               Balance Sheet

                                                March 31,         December 31,
                                                  1997                 1996
                        ASSETS

Cash and cash equivalents                     $     537,913     $     439,676
Mortgage loans                                      122,532           122,853
Notes receivable from affiliate                     864,100           864,100
Accrued interest income                              11,722            11,784
Property and equipment (net of $92,525
   accumulated depreciation in 1997
   and $92,140 in 1996)                               2,193             2,578
Investment in affiliates                         11,340,937        11,324,947
Receivable from (indebtedness to) affiliate         (13,198)           31,837
Other assets (net of $155,265  accumulated
   amortization in 1997 and $146,011 in 1996)        74,020            83,274
         Total assets                         $  12,940,219     $  12,881,049




                           LIABILITIES AND SHAREHOLDERS' EQUITY


Liabilities and accruals:
   Convertible debentures                     $     902,300     $     902,300
   Other liabilities                                  9,846             1,273
         Total liabilities                          912,146           903,573




Shareholders' equity:
Common stock - no par value, stated value
   $.033 per share. 33,000,000 shares authorized,
   22,424,572 issued in 1997, 22,424,572
   issued in 1996                                  740,010            740,010
Additional paid-in capital                      14,634,122         14,634,122
Unrealized depreciation of investments held
   for sale of affiliate                           (64,483)           (59,508)
Accumulated deficit                             (3,197,855)        (3,253,427)
                                                12,111,794         12,061,197

Common stock in treasury, at cost
    (2,537,000 shares)                             (83,721)           (83,721)
         Total shareholders' equity             12,028,073         11,977,476
         Total liabilities and
           shareholders' equity              $  12,940,219    $    12,881,049






                              See accompanying notes.
                                        3

                                 UNITED INCOME, INC.

                               Statement of Operations


                                                      Three Months Ended
                                                          March 31,
                                                      1997          1996

Revenues:

   Interest income                               $     2,659    $     3,673
   Interest income from affiliates                    19,956         18,078
   Service agreement income from affiliates          294,095        536,604
   Other income from affiliates                       25,947         25,272
                                                     342,657        583,627



Expenses:

   Management fee to affiliate                      226,457         421,963
   Operating expenses                                50,318          51,804
   Interest expense                                  20,866          21,430
                                                    297,641         495,197
Income before provision for income
     taxes and equity income of investees            45,016          88,430
Provision for income taxes                                0               0
Equity in income of investees                        10,556         147,039


Net income                                     $     55,572    $    235,469



Net income per common share                    $       0.00    $       0.01


Weighted average common shares outstanding       19,887,572      19,886,572



                            See accompanying notes.
                                      4

                             UNITED INCOME, INC.

                           Statement of Cash Flows

                                                      Three Months Ended
                                                           March 31,
                                                      1997          1996
Increase (decrease) in cash and cash equivalents
Cash flows from operating activities:
     Net income                                   $   55,572    $   235,469
     Adjustments to reconcile net income to net
         cash provided by operating activities:
             Depreciation and amortization             9,639         11,478
             Accretion of discount on mortgage loans     (67)          (165)
             Equity in gain of investees             (10,556)      (147,039)
         Changes in assets and liabilities:
             Change in accrued interest income            62         (1,306)
             Change in indebtedness of affiliates     45,035        (39,716)
             Change in other liabilities               8,573        (38,873)
Net cash provided by operating activities            108,258         19,848


Cash flows from investing activities:
      Change in notes receivable from affiliate            0       (150,000)
      Purchase of investments in affiliates          (10,409)             0
      Payments of principal on mortgage loans            388          1,148
Net cash used in investing activities                (10,021)      (148,852)


Net increase (decrease) in cash and cash equivalents  98,237       (129,004)
Cash and cash equivalents at beginning of period     439,676        364,370
Cash and cash equivalents at end of period       $   537,913    $   235,366

                               See accompanying notes.
                                        5

                               UNITED INCOME, INC.

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)


1.    BASIS OF PRESENTATION

The accompanying financial statements have been prepared by United Income, Inc. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. Although the Company believes the disclosures are adequate to make the information presented not be misleading, it is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto presented in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1996.

The information furnished reflects, in the opinion of the Company, all adjustments (which include only normal and recurring accruals) necessary for a fair presentation of the results of operations for the periods presented. Operating results for interim periods are not necessarily indicative of operating results to be expected for the year or of the Company's future financial condition.

At March 31, 1997, the affiliates of United Income, Inc., were as depicted on the following organizational chart.

                             ORGANIZATIONAL CHART
                             AS OF MARCH 31, 1997



United Trust, Inc. ("UTI") is the ultimate controlling company. UTI owns 53% of United Trust Group ("UTG") and 30% of United Income, Inc.("UII"). UII owns 47% of UTG. UTG owns 72% of First Commonwealth Corporation("FCC") and FCC owns 100% of Universal Guaranty Life Insurance Company("UG"). UG owns 100% of United Security Assurance Company ("USA"). USA owns 84% of Appalachian Life Insurance Company ("APPL") and APPL owns 100% of Abraham Lincoln Insurance Company ("ABE").

2.    STOCK OPTION PLANS

The Company has a stock option plan under which certain directors, officers and employees may be issued options to purchase up to 450,000 shares of common stock at $.915 per share. Options become exercisable at 25% annually beginning one year after date of grant and expire generally in five years. At March 31, 1997, options for 155,550 shares were exercisable and options for 293,950 shares were available for grant. No options have been exercised during 1997.

On January 15, 1991, the Company adopted an additional Non-Qualified Stock Option Plan under which certain employees and sales personnel may be granted options. The plan provides for the granting of up to 600,000 options at an exercise price of $.033 per share. The options generally expire five years from the date of grant. A total of 166,000 option shares have been granted and exercised as of March 31, 1997. At March 31, 1997, 3,300 options have been granted and are exercisable. No options have been exercised during 1997.


3.    COMMITMENTS AND CONTINGENCIES

The insurance industry has experienced a number of civil jury verdicts which have been returned against life and health insurers in the jurisdictions in which the Company does business involving the insurers' sales practices, alleged agent misconduct, failure to properly supervise agents,and other matters. Some of the lawsuits have resulted in the award of substantial judgments against the insurer, including material amounts of punitive damages. In some states, juries have substantial discretion in awarding punitive damages in these circumstances.

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


4. TERMINATION OF AGREEMENT REGARDING PENDING CHANGEIN CONTROL OF UNITED INCOME, INC.

On April 14, 1997, United Trust, Inc. and United Income, Inc. formally terminated their stock purchase agreement contract with LaSalle Group, Inc. ("LaSalle"), whereby LaSalle was to acquire certain authorized but unissued shares of UTI and UII and additional outstanding shares inprivately negotiated transactions so that LaSalle would own not less than 51% of the outstanding common stock of UTI and indirectly control 51% of UII.

LaSalle had not performed its obligations under the terms of the contract, and the Company felt it should be free to negotiate with other interested parties in becoming an equity partner.


5.    SUMMARIZED FINANCIAL INFORMATION OF UNITED TRUST GROUP, INC.


The following provides summarized financial information for the Company's 47% owned affiliate:

                           UNITED TRUST GROUP, INC.
                               AND SUBSIDIARIES
                    Condensed Consolidated Balance Sheets


                                               March 31,       December 31,
                               ASSETS             1997             1996

Investments:
   Total investments                         $  226,027,145   $  223,964,687
   Cash and cash equivalents                     15,199,253       16,903,789
   Reinsurance receivables                       42,227,051       42,601,137
   Cost of insurance acquired                    47,037,430       47,536,812
   Deferred policy acquisition costs             11,084,697       11,325,356
   Other assets                                  13,745,116       12,667,841
      TOTAL ASSETS                           $  355,320,692      354,999,622




                     LIABILITIES AND SHAREHOLDERS' EQUITY


    Policy liabilities                       $  269,754,146   $  268,771,766
    Notes payable                                19,839,853       19,839,853
    Deferred income taxes                        11,127,269       11,591,086
    Other liabilities                             6,186,262        6,335,866
       TOTAL LIABILITIES                        306,907,530      306,538,571
    Minority interests in consolidated
     subsidiaries                                13,318,295       13,332,034



Shareholders' equity:
   Common stock no par value.
     Authorized 10,000 shares - 100
      shares issued                              45,926,705       45,926,705
   Unrealized depreciation of
     investments held for sale                     (137,197)        (126,612)
   Accumulated deficit                          (10,694,641)     (10,671,076)
      TOTAL SHAREHOLDERS' EQUITY                 35,094,867       35,129,017
      TOTAL LIABILITIES AND SHAREHOLDERS'
        EQUITY                               $  355,320,692   $  354,999,622


                                         9

The following provides summarized financial information for the Company's 47% owned affiliate:

                              UNITED TRUST GROUP, INC.
                                  AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations

                                                   Three Months Ended
                                               March 31,         March 31,
                                                 1997              1996

    Premiums and other considerations       $  7,926,386      $  8,481,511
    Net investment income                      3,859,875         3,974,407
    Other                                         (4,383)           58,774
                                              11,781,878        12,514,692



    Benefits, claims and
       settlement expenses                     7,718,015         6,528,760
    Commissions, DAC and cost of
       insurance acquired amortizations        1,670,854         2,567,921
    Operating and interest expenses            2,884,663         3,616,660
                                              12,273,532        12,713,341


    Net income (loss) before income
       taxes and minority interest              (491,654)         (198,649)
    Credit for income taxes                      459,073           612,190
    Minority interest in (income) loss
       of consolidated subsidiaries                9,016          (144,866)


    Net income (loss)                      $     (23,565)     $    268,675

                                        10

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The purpose of this section is to discuss and analyze the Company's financial condition, changes in financial condition and results of operations which reflect the performance of the Company. The information in the financial statements and related notes should be read in conjunction with this section.

At March 31, 1997 and December 31, 1996, the balance sheet reflects UII's 47% equity interest in United Trust Group, Inc. ("UTG"). The statements of operations and statements of cash flows presented include UII and UII's equity share of UTG.


LIQUIDITY AND CAPITAL RESOURCES

UII's cash flow is dependent on revenues from a management agreement with USA and its earnings received on invested assets and cash balances. At March 31, 1997, substantially all of the shareholders equity represents investment in affiliates. UII does not have significant day to day operations of its own. Cash requirements of UII primarily relate to the payment of interest on its convertible debentures and expenses related to maintaining the Company as a corporation in good standing with the various regulatory bodies which govern corporations in the jurisdictions where the Company does business. The payment of cash dividends to shareholders is not legally restricted. However, insurance company dividend payments are regulated by the state insurance department where the company is domiciled. UG's dividend limitations are described below.

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

The Company currently has $538,000 in cash and cash equivalents. The Company holds one mortgage loan. Operating activities of the Company produced cash flows of $108,000 and $20,000 in the first quarter of 1997 and 1996, respectively. The Company had uses of cash from investing activities of $10,000 and $149,000 in the first quarter of 1997 and 1996, respectively.

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

RESULTS OF OPERATIONS

FIRST QUARTER 1997 COMPARED TO FIRST QUARTER 1996:


(a)  REVENUES

The Company's source of revenues is derived from service fee income which is provided via a service agreement with USA. The service agreement between UII and USA is to provide USA with certain administrative services. The fees are based on a percentage of premium revenue of USA. The percentages are applied to both first year and renewal premiums at different rates.

The Company holds $864,100 of notes receivable from affiliates. The notes receivable from affiliates consists of three separate notes. The $700,000 note bears interest at the rate of 1% above the variable per annum rate of interest most recently published by the Wall Street Journal as the prime rate. Interest is payable quarterly with principal due at maturity on May 8, 2006. In February 1996, FCC borrowed an additional $150,000 from UII to provide additional cash for liquidity. The note bears interest at the rate of 1% over prime as published in the Wall Street Journal, with interest payments due quarterly and principal due upon maturity of the note on June 1,1999. The remaining $14,100 are 20 year notes of UTG with interest at 8.5% payable semi-annually. At current interest levels, the notes will generate approximately $80,000 annually.


(b)  EXPENSES

The Company has a sub-contract service agreement with United Trust, Inc. ("UTI") for certain administrative services. Through its facilities and personnel, UTI performs such services as may be mutually agreed upon between the parties. The fees are based on a percentage of the fees paid to UII by USA. The Company has incurred $226,000 and $422,000 in service fee expense in the first quarter 1997 and 1996, respectively.

Interest expense of $21,000 and $21,000 was incurred in the first quarter of 1997 and 1996, respectively. The interest expense is directly attributable to the convertible debentures. The Debentures bear interest at a variable rate equal to one percentage point above the prime rate published in the Wall Street Journal from time to time.


(c)  EQUITY IN INCOME OR (LOSS) OF INVESTEES

Equity in income or (loss) of investees represents UII's 47% share of net income or (loss) of UTG for the first quarter of 1997 and 1996. Following is a discussion of the operating results of UTG for first quarter 1997 compared to 1996. Please refer to Note five of United Income, Inc.'s Notes to Financial Statements for Condensed Financial Statements of United Trust Group, Inc.


      REVENUES OF UTG

      Premiums and other considerations decreased 7% when comparing first quarter 1997 to the first quarter of 1996. The decrease is primarily attributed to the reduction in new business production. The Company's primary product is the "Century 2000" universal life insurance product. Universal life and interest sensitive insurance products contribute only the risk charge to premium income, however traditional insurance products contribute all monies received to premium income. Since the Company does not actively market traditional life insurance products, it is expected that premium income will continue to decrease in future periods as a result of expected lapses of business inforce.

      Net investment income decreased 3% when comparing the first quarter of 1997 to 1996. The decrease is the result of a smaller invested asset base from one year ago. During the fourth quarter 1996, the Company transferred approximately $22,000,000 in assets as part of a coinsurance agreement with First International Life Insurance Company ("FILIC").
      The overall investment yields for first quarter 1997 and 1996, are 7.28% and 7.12%, respectively. The improvement in investment yield is primarily attributed to the fixed maturity portfolio. The Company has invested financing cash flows generated by cash received through sales of universal life insurance products.

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


      EXPENSES OF  UTG

      Benefits, claims and settlement expenses increased 18% in the first quarter of 1997 compared to 1996. The increase in life benefits is attributed to an increase in mortality. There is no single event that caused mortality to increase. Policy claims vary from year to year and therefore, fluctuations in mortality are to be expected and are not considered unusual by management.

      Commissions, DAC and cost of insurance acquired amortizations decreased 35% in first quarter 1997 compared to first quarter 1996. The decrease is attributed to the coinsurance agreement with First International Life Insurance Company ("FILIC") as of September 30, 1996. Under the terms of the agreement, UG ceded to FILIC substantially all of its paid-up life insurance policies. Paid-up life insurance generally refers to a non-premium paying life insurance policy. Cost of insurance acquired is amortized in relation to expected future profits, including direct charge-offs for any excess of the unamortized asset over the projected future profits. The Company did not have any charge-offs during the periods covered by this report.

      Operating and interest expenses decreased 20% when comparing first quarter of 1997 to first quarter of 1996. The decrease in operating expenses is attributable to the settlement of certain litigation in the fourth quarter of 1996. The Company incurred elevated legal fees in the previous year due to the litigation. Operating expenses were further reduced from a restructuring of the home office personnel completed in late 1996.

      On May 8, 1996, FCC refinanced its senior debt of $8,900,000. The refinanced debt bears interest to a rate equal to the "base rate" plus nine-sixteenths of one percent. Prior to refinancing, the interest rate was equal to the base rate plus one percent. The decrease in interest rate and principal reductions made during the last year, provided the decrease in interest expense for the first quarter of 1997.


      NET INCOME (LOSS) OF UTG

      The Company had a net loss of ($24,000) for first quarter 1997 compared to net income of $269,000 for the first quarter of 1996. The decline results is primarily due to the increase in mortality and the decrease in premium income.

(d)  NET INCOME

The Company recorded net income of $56,000 for the first quarter of 1997 compared to net income of $235,000 for the same period one year ago. The net income is attributed primarily to the operating results of the Company's 47% equity interest in UTG.


FINANCIAL CONDITION

The Company owns 47% equity interest in UTG which controls total assets of approximately $358,000,000. Summarized financial information of UTG is provided in Note five of the Notes to the Financial Statements.


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

                          PART II.  OTHER INFORMATION


ITEM 5.  OTHER INFORMATION

REVERSE STOCK SPLIT

On March 25, 1997, the Board of Directors voted to have a reverse stock split of UII's common stock whereby one new share of common stock will be issued for each 14.2857 shares that are currently held by each shareholder. Fractional shares will receive a cash payment on the basis of $.70 for each Old share. The reverse split will be effective to shareholders of record on May 12, 1997.


PROPOSED MERGER OF UNITED TRUST, INC. AND UNITED INCOME, INC.

On March 25, 1997, the Board of Directors of UTI and UII voted to recommend to the shareholders a merger of the two companies. Under the Plan of Merger, UTI would be the surviving entity with UTI issuing one share of its stock (after its reverse stock split of one share for each ten shares) for each share held by UII shareholders (after the reverse stock split).

UTI stock currently trades on NASDAQ. The reverse stock split should increase the price at which the Company's stock trades, enabling it to meet new NASDAQ requirements regarding eligibility to remain listed.

UTI owns 53% of United Trust Group, Inc., an insurance holding company, and UII owns 47% of United Trust Group, Inc. Neither UTI nor UII have any other significant holdings or business dealings. The Board of Directors of each company thus concluded a merger of the two companies would be in the best interests of the shareholders. The merger will result in certain cost savings, primarily related to costs associated with maintaining a corporation in good standing in the states in which it transacts business.


ITEM 6. EXHIBITS

The Company hereby incorporates by reference the exhibits as reflected in the Index to Exhibits of the Company's Form 10-K for the year ended December 31, 1996.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              UNITED INCOME, INC.
                                 (Registrant)



Date: May 13,1997                            By /s/Thomas F. Morrow
                                                Thomas F. Morrow, Chief
                                                 Operating Officer and
                                                 Vice Chairman




Date: May 13, 1997                           By /s/James E. Melville
                                                James E. Melville, Chief
                                                 Financial Officer and Senior
                                                 Executive Vice President