Form 10-Q
period 1997-06-30
UNITED INCOME INC
filed 1997-08-14
CIK 863138

SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549


                                      FORM 10-Q


                     QUARTERLY REPORT UNDER SECTION 13 AND 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended June 30, 1997                Commission File No. 0-18540



                                 UNITED INCOME, INC.
               (Exact Name of Registrant as specified in its Charter)



                               5250 South Sixth Street
                                   P.O. Box 5147
                                Springfield, IL 62705
              Address of principal executive offices, including zip code



           Ohio                                           37-1224044
(State or other jurisdiction                             (IRS Employer
Incorporation or organization)                         Identification No.)



Registrant's telephone number, including area code: (217) 241-6300



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                      YES     X                  NO



Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.


                  Shares outstanding at July 31, 1997:
                               1,391,919
                  Common stock, no par value per share

                              UNITED INCOME, INC.
                               (The "Company")


                               TABLE OF CONTENTS


Part I.  Financial Information                                              3


  Balance Sheets as of June 30, 1997 and December 31, 1996                  3


  Statements of Operations for the six months and three months
  ended June 30, 1997 and 1996                                              4


  Statements of Cash Flows for the six months ended June 30,
  1997 and 1996                                                             5


  Notes to Financial Statements                                             6


  Management's Discussion and Analysis of Financial Condition and Results
  of Operations                                                            10


Part II - Other Information                                                15

  Item 5.  Other information                                               15


  Item 6. Exhibits                                                         15


  Signatures                                                               16


                            PART I.  FINANCIAL INFORMATION
                            Item 1.  Financial Statements

                                  UNITED INCOME, INC.

                                    Balance Sheet

                                                June 30,       December 31,
                                                  1997             1996
                     ASSETS

Cash and cash equivalents                    $    594,428     $    439,676
Mortgage loan                                     122,202          122,853
Notes receivable from affiliate                   864,100          864,100
Accrued interest income                            11,710           11,784
Property and equipment (net of accumulated
depreciation $92,899 and $92,140)                   1,819            2,578
Investment in affiliates                       11,409,311       11,324,947
Receivable from (indebtedness to) affiliate       (22,173)          31,837
Other assets (net of accumulated
amortization $120,302 and $101,794)                64,766           83,274
     TOTAL ASSETS                            $ 13,046,163     $ 12,881,049


                 LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities and accruals:
Convertible debentures                       $    902,300     $    902,300
Other liabilities                                     908            1,273
     TOTAL LIABILITIES                            903,208        1,903,573


Shareholders' equity:
Common stock - no par value, stated value
  $.033 per share.  Authorized 2,310,001
  shares -  1,391,919 and 1,392,130 shares
  issued after deducting treasury shares
  of 177,590 and 177,590                           45,934           45,940
Additional paid-in capital                     15,242,349       15,244,471
Unrealized depreciation of investments
  held for sale of affiliate                      (32,414)         (59,508)
Accumulated deficit                            (3,112,914)      (3,253,427)
     TOTAL SHAREHOLDERS' EQUITY                12,142,955       11,977,476
     TOTAL LIABILITIES AND
       SHAREHOLDERS' EQUITY                  $ 13,046,163     $ 12,881,049

                             See accompanying notes

                               UNITED INCOME, INC.

                             Statement of Operations


                                 Three Months Ended         Six Months Ended
                               June 30,      June 30,     June 30,    June 30,
                                1997           1996         1997        1996

Revenues:

  Interest income             $    2,680   $    3,793   $    5,339   $   7,466
  Interest income from
    affiliates                    20,171       20,717       40,127      38,795
  Service agreement income
    from affiliates              287,596      459,454      581,691     996,058
  Other income from affiliates    23,214       51,130       49,161      76,402
                                 333,661      535,094      676,318   1,118,721



Expenses:

  Management fee to affiliate    247,558       425,672     474,015     847,635
  Operating expenses               9,682        14,514      60,000      66,318
  Interest expense                21,430        20,865      42,296      42,295
                                 278,670       461,051     576,311     956,248
Income before provision for
  income taxes and equity
  income of investees             54,991        74,043     100,007     162,473
Provision for income taxes             0             0           0           0
Equity in income (loss)
  of investees                    29,950       (23,248)     40,506     123,791

Net income                     $  84,941     $  50,795   $ 140,513   $ 286,264



Net income per common share    $    0.06     $    0.04   $    0.10   $    0.21


Weighted average common
  shares outstanding           1,392,019     1,392,060   1,392,074   1,392,060



                                   See accompanying notes
                                             4

                                   UNITED INCOME, INC.

                                 Statement of Cash Flows

                                                        June 30,    June 30,
                                                         1997         1996

Decrease in cash and cash equivalents
 Cash flows from operating activities:
   Net income                                          $ 140,513    $ 286,264
 Adjustments to reconcile net income to net
   cash provided by operating activities:
   Depreciation and amortization                          19,267       22,953
   Accretion of discount on mortgage loan                   (133)        (330)
   Equity in (income) loss of investees                  (40,506)    (123,791)
 Changes in assets and liabilities:
 Change in accrued interest income                            74      (21,111)
 Change in indebtedness of affiliates                     54,010        3,107
 Change in other liabilities                                (364)     (38,463)
NET CASH PROVIDED BY OPERATING ACTIVITIES                172,861      128,629


Cash flows from investing activities:
   Capital contribution to investee                            0      (47,000)
   Payment for fractional shares from reverse stock split (2,128)           0
   Purchase of investments in affiliates                 (16,765)           0
   Issuance of notes receivable from affiliate                 0     (150,000)
   Payments received on mortgage loan                        784        3,552
NET CASH USED IN INVESTING ACTIVITIES                    (18,109)    (193,448)


Net decrease in cash and cash equivalents                154,752      (64,819)
Cash and cash equivalents at beginning of period         439,676      364,370
Cash and cash equivalents at end of period             $ 594,428    $ 299,551

                               See accompanying notes
                                         5

                                 UNITED INCOME, INC.

NOTES TO FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

The accompanying financial statements have been prepared by United Income, Inc. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. Although the Company believes the disclosures are adequate to make the information presented not be misleading, it is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto presented in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1996.

The information furnished reflects, in the opinion of the Company, all adjustments (which include only normal and recurring accruals) necessary for a fair presentation of the results of operations for the periods presented. Operating results for interim periods are not necessarily indicative of operating results to be expected for the year or of the Company's future financial condition.

At June 30, 1997, the affiliates of United Income, Inc., were as depicted on the following organizational chart.


United Trust, Inc. ("UTI") is the ultimate controlling company.  UTI owns
53% of United Trust Group ("UTG") and 29.9% of United Income, Inc. ("UII"). UII owns 47% of UTG. UTG owns 79.3% of First Commonwealth Corporation ("FCC") and FCC owns 100% of Universal Guaranty Life Insurance Company ("UG"). UG owns 100% of United Security Assurance Company ("USA"). USA owns 83.9% of Appalachian Life Insurance Company ("APPL") and APPL owns 100% of Abraham Lincoln Insurance Company ("ABE").

2.  STOCK OPTION PLANS

The Company has a stock option plan under which certain directors, officers and employees may be issued options to purchase up to 31,500 shares of common stock at $13.07 per share. Options become exercisable at 25% annually beginning one year after date of grant and expire generally in five years.
At June 30, 1997, options for 10,850 shares were exercisable and options for 20,576 shares were available for grant. No options have been exercised during 1997.

On January 15, 1991, the Company adopted an additional Non-Qualified Stock Option Plan under which certain employees and sales personnel may be granted options. The plan provides for the granting of up to 42,000 options at an exercise price of $.47 per share. The options generally expire five years from the date of grant. A total of 11,620 option shares have been granted and exercised as of June 30, 1997. At June 30, 1997, 231 options have been granted and are exercisable. No options have been exercised during 1997.


3.  COMMITMENTS AND CONTINGENCIES

The insurance industry has experienced a number of civil jury verdicts which have been returned against life and health insurers in the jurisdictions in which the Company does business involving the insurers' sales practices, alleged agent misconduct, failure to properly supervise agents, and other matters. Some of the lawsuits have resulted in the award of substantial judgements against the insurer, including material amounts of punitive damages. In some states, juries have substantial discretion in awarding punitive damages in these circumstances.

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

The Company and its affiliates are named as defendants in a number of legal actions arising primarily from claims made under insurance policies. These actions have been considered in establishing the Company's liabilities. Management and its legal counsel are of the opinion that the settlement of those actions will not have a material adverse effect on the Company's financial position or results of operations.


4. TERMINATION OF AGREEMENT REGARDING PENDING CHANGE IN CONTROL OF UNITED INCOME, INC.

On April 14, 1997, United Trust, Inc. and United Income, Inc. formally terminated their stock purchase agreement contract with LaSalle Group, Inc. ("LaSalle"), whereby LaSalle was to acquire certain authorized but unissued shares of UTI and UII and additional outstanding shares in privately negotiated transactions so that LaSalle would own not less than 51% of the outstanding common stock of UTI and indirectly control 51% of UII.

LaSalle had not performed its obligations under the terms of the contract, and the Company felt it should be free to negotiate with other interested parties in becoming an equity partner.


5.  REVERSE STOCK SPLIT

On May 13, 1997, the Company effected a 1 for 14.2857 reverse stock split. Fractional shares received a cash payment on the basis of $.70 for each old share. Prior period numbers have been restated to give effect of the reverse split.

6.  SUMMARIZED FINANCIAL INFORMATION OF UNITED TRUST GROUP, INC.

The following provides summarized financial information for the Company's 47% owned affiliate:



                                  UNITED TRUST GROUP, INC.
                                       AND SUBSIDIARIES
                            Condensed Consolidated Balance Sheet


                        ASSETS                    June 30,     December 31,
                                                    1997           1996


Total investments                              $227,886,583    $223,964,687
Cash and cash equivalents                        12,512,609      16,903,789
Reinsurance receivables                          41,719,929      42,601,137
Cost of insurance acquired                       46,417,227      47,536,812
Deferred policy acquisition costs                11,421,038      11,325,356
Other assets                                     10,333,529      12,667,841

     TOTAL ASSETS                              $350,290,915    $354,999,622



        LIABILITIES AND SHAREHOLDERS' EQUITY

Policy liabilities                             $268,906,743    $268,771,766
Notes payable                                    19,081,601      19,839,853
Deferred income taxes                            11,594,166      11,591,086
Other liabilities                                 5,235,291       6,335,866

     TOTAL LIABILITIES                          304,817,801     306,538,571
Minority interests in
  consolidated subsidiaries                      10,282,665      13,332,034

Shareholders' equity:
Common stock no par value.
  Authorized 10,000 shares -
  100 shares issued                              45,926,705      45,926,705
Unrealized depreciation of
  investments held for sale                         (68,966)       (126,612)
Accumulated deficit                             (10,667,290)    (10,671,076)
     TOTAL SHAREHOLDERS' EQUITY                  35,190,449      35,129,017
     TOTAL LIABILITIES AND
      SHAREHOLDERS' EQUITY                     $350,290,915    $354,999,622



                              UNITED TRUST GROUP, INC.
                                 AND SUBSIDIARIES
                  Condensed Consolidated Statements of Operations

                               Three Months Ended         Six Months Ended
                                    June 30,                  June 30,
                               1997          1996        1997          1996

Premium and other
 considerations           $ 7,808,782   $ 8,514,175   $15,735,168  $16,995,686
Net investment income       3,839,519     3,930,487     7,699,394    7,904,894
Other                          39,586      (257,585)       35,203     (198,811)
                           11,687,887    12,187,077    23,469,765   24,701,769

Benefits, claims and
 settlement expenses        6,861,699     7,083,803    14,579,714   13,612,563
Commissions, DAC, and
 cost of insurance
 acquired amortizations     1,174,116     2,298,549     2,844,970    4,866,470
Operating and interest
 expenses                   3,084,239     3,072,535     5,968,902    6,689,195
                           11,120,054    12,454,887    23,393,586   25,168,228

Net income (loss) before
 income taxes and
 minority interest            567,833      (267,810)       76,179     (466,459)
Credit (provision) for
 income taxes                (477,295)      182,695       (18,222)     794,885
Minority interest in
 (income) loss of
 consolidated subsidiaries    (63,187)       (8,525)      (54,171)    (153,391)

Net income (loss)          $   27,351  $    (93,640)  $     3,786   $  175,035


ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The purpose of this section is to discuss and analyze the Company's financial condition, changes in financial condition and results of operations, which reflect the performance of the Company. The information in the financial statements and related notes should be read in conjunction with this section.

At June 30, 1997 and December 31, 1996, the balance sheet reflects UII's 47% equity interest in United Trust Group, Inc. ("UTG"). The statements of operations and statements of cash flows presented include UII and UII's equity share of UTG.


LIQUIDITY AND CAPITAL RESOURCES

UII's cash flow is dependent on revenues from a management agreement with USA and its earnings received on invested assets and cash balances. At June 30, 1997, substantially all of the shareholders' equity represents investment in affiliates. UII does not have significant day to day operations of its own. Cash requirements of UII primarily relate to the payment of interest on its convertible debentures and expenses related to maintaining the Company as a corporation in good standing with the various regulatory bodies which govern corporations in the jurisdictions where the Company does business. The payment of cash dividends to shareholders is not legally restricted. However, the state insurance department regulates insurance company dividend payments where the company is domiciled. UG's dividend limitations are described below.

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

The Company currently has $594,000 in cash and cash equivalents. The Company holds one mortgage loan. Operating activities of the Company produced cash flows of $173,000 and $129,000 in the first six months of 1997 and 1996, respectively. The Company had uses of cash from investing activities of $18,000 and $193,000 in the first six months of 1997 and 1996, respectively. The Company had a use of cash of $2,000 from financing activities related to the purchase of fractional shares in connection with the reverse stock split in 1997. The Company had no financing activities in 1996.

In early 1994, UII received $902,300 from the sale of Debentures. The Debentures were issued pursuant to an indenture between the Company and First of America Bank - Southeast Michigan, N.A., as trustee. The Debentures are general unsecured obligations of UII, subordinate in right of payment to any existing or future senior debt of UII. The Debentures are exchangeable and transferable, and are convertible at any time prior to March 31, 1999 into UII's common stock at a conversion price of $25.00 per share, subject to adjustment in certain events. The Debentures bear interest from March 31, 1994, payable quarterly, at a variable rate equal to one percentage point above the prime rate published in the Wall Street Journal from time to time. On or after March 31, 1999, the Debentures will be redeemable at UII's option, in whole or in part, at redemption prices declining from 103% of their principal amount. No sinking fund will be established to redeem the Debentures. The Debentures will mature on March 31, 2004. The Debentures are not listed on any national securities exchange or the NASDAQ National Market System.

Management believes the overall sources of liquidity available to the Company will be more than sufficient to satisfy its financial obligations.

RESULTS OF OPERATIONS

YEAR-TO-DATE 1997 COMPARED TO 1996:

(a)  REVENUES

The Company's source of revenues is derived from service fee income, which is provided via a service agreement with USA. The service agreement between UII and USA is to provide USA with certain administrative services. The fees are based on a percentage of premium revenue of USA. The percentages are applied to both first year and renewal premiums at different rates.

The Company holds $864,100 of notes receivable from affiliates. The notes receivable from affiliates consists of three separate notes. The $700,000 note bears interest at the rate of 1% above the variable per annum rate of interest most recently published by the Wall Street Journal as the prime rate. Interest is payable quarterly with principal due at maturity on May 8, 2006. In February 1996, FCC borrowed an additional $150,000 from UII to provide additional cash for liquidity. The note bears interest at the rate of 1% over prime as published in the Wall Street Journal, with interest payments due quarterly and principal due upon maturity of the note on June 1, 1999. The remaining $14,100 are 20 year notes of UTG with interest at 8.5% payable semi-annually. At current interest levels, the notes will generate income of approximately $80,000 annually.


(b)  EXPENSES

The Company has a sub-contract service agreement with UTI for certain administrative services. Through its facilities and personnel, UTI performs such services as may be mutually agreed upon between the parties. The fees are based on a percentage of the fees paid to UII by USA. The Company has incurred $474,000 and $848,000 in service fee expense in the first six months of 1997 and 1996, respectively.

Interest expense of $42,000 was incurred in the first six months of 1997 and 1996. The interest expense is directly attributable to the convertible debentures. The Debentures bear interest at a variable rate equal to one percentage point above the prime rate published in the Wall Street Journal from time to time.


(c)  EQUITY IN INCOME OR (LOSS) OF INVESTEES

Equity in income or (loss) of investees represents UII's 47% share of net income or (loss) of UTG for the first quarter of 1997 and 1996. Following is a discussion of the operating results of UTG for first six months of 1997 compared to 1996. Please refer to Note 6 of United Income, Inc.'s Notes to Financial Statements for Condensed Financial Statements of United Trust Group, Inc.

   REVENUES OF UTG

   Premium income, net of reinsurance premium, decreased 7% when comparing the first six months of 1997 to the first six months of 1996. The Company's primary product is the "Century 2000" universal life insurance product. Universal life and interest sensitive life insurance products contribute only the risk charge to premium income, however traditional insurance products contribute all monies received to premium income. Since the Company does not actively market traditional life insurance products, it is expected that premium income will continue to decrease in future periods as a result of expected lapses of business in force.

   Net investment income decreased 3% when comparing the first six months of 1997 to 1996. The decrease is the result of a smaller invested asset base from one year ago. During the fourth quarter 1996, the Company transferred approximately $22,000,000 in assets as part of a coinsurance agreement with First International Life Insurance Company ("FILIC"). The overall annualized investment yields for the first six months of 1997 and 1996 are 7.2% and 7.0%, respectively. The improvement in investment yield is primarily attributed to the fixed maturity portfolio. The Company has invested excess cash and financing activities generated through sales of universal life insurance products.

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


   EXPENSES OF UTG

   Benefits, claims and settlement expenses, increased 7% in the first six months of 1997 compared to 1996. The increase in benefits is attributed to an increase in mortality. Mortality increased 21% in the first six months of 1997 compared to 1996. There is no single event that caused mortality to increase. Policy claims vary from year to year and therefore, fluctuations in mortality are to be expected and are not considered unusual by management. The Company experienced a decline of 33% in dollar volume of new business production. This decline results in less of an increase in reserves from new business as compared to the previous year.

   Commissions, DAC and cost of insurance acquired amortizations decreased $2,022,000 for the first six months of 1997 compared to the first six months of 1996. The decrease is attributed to the coinsurance agreement with First International Life Insurance Company ("FILIC") as of September 30, 1996. Under the terms of the agreement, UG ceded to FILIC substantially all of its paid-up life insurance policies. Paid-up life insurance generally refers to a non-premium paying life insurance policy. Cost of insurance acquired is amortized in relation to expected future profits, including direct charge-offs for any excess of the unamortized asset over the projected future profits. The Company did not have any charge-offs during the periods covered by this report.

   Operating expenses decreased 11% when comparing the first six months of 1997 to the first six months of 1996. The decrease in operating expenses is attributed to the settlement of certain litigation in the fourth quarter of 1996. The Company incurred elevated legal fees in the previous year due to the litigation. Operating expenses were further reduced from a restructuring of the home office personnel completed in late 1996.

   On May 8, 1996, FCC refinanced its senior debt of $8,900,000. The refinanced debt bears interest to a rate equal to the "base rate" plus nine-sixteenths of one percent. Prior to refinancing, the interest rate was equal to the base rate plus one percent. The decrease in interest rate and principal reductions made during the last year provided the decrease in interest expense for the first six months of 1997.


   NET INCOME (LOSS) OF UTG

   The Company had net income of $4,000 for the first six months of 1997 compared to $175,000 for the first six months of 1996. The decline in net income for the current period is primarily due to the increase in mortality.


(d)  NET INCOME

The Company recorded net income of $141,000 for the first six months of 1997 compared to net income of $286,000 for the same period one year ago. The net income is attributed primarily to the operating results of the Company's 47% equity interest in UTG.


SECOND QUARTER 1997 COMPARED TO 1996:

(a)  REVENUES

The Company's source of revenues is derived from service fee income, which is provided via a service agreement with USA. The service agreement between UII and USA is to provide USA with certain administrative services. The fees are based on a percentage of premium revenue of USA. The percentages are applied to both first year and renewal premiums at different rates.

The Company holds $864,100 of notes receivable from affiliates. The notes receivable from affiliates consists of three separate notes. The $700,000 note bears interest at the rate of 1% above the variable per annum rate of interest most recently published by the Wall Street Journal as the prime rate. Interest is payable quarterly with principal due at maturity on May 8, 2006. In February 1996, FCC borrowed an additional $150,000 from UII to provide additional cash for liquidity. The note bears interest at the rate of 1% over prime as published in the Wall Street Journal, with interest payments due quarterly and principal due upon maturity of the note on June 1, 1999. The remaining $14,100 are 20 year notes of UTG with interest at 8.5% payable semi-annually. At current interest levels, the notes will generate income of approximately $80,000 annually.


(b)  EXPENSES

The Company has a sub-contract service agreement with UTI for certain administrative services. Through its facilities and personnel, UTI performs such services as may be mutually agreed upon between the parties. The fees are based on a percentage of the fees paid to UII by USA. The Company has incurred $248,000 and $426,000 in service fee expense in the second quarter of 1997 and 1996, respectively.

Interest expense of $21,000 was incurred in the second quarter of 1997 and 1996. The interest expense is directly attributable to the convertible debentures. The Debentures bear interest at a variable rate equal to one percentage point above the prime rate published in the Wall Street Journal from time to time.


(c)  EQUITY IN INCOME OR (LOSS) OF INVESTEES

Equity in income or (loss) of investees represents UII's 47% share of net income or (loss) of UTG for the second quarter of 1997 and 1996. Following is a discussion of the operating results of UTG for the second quarter of 1997 compared to 1996. Please refer to Note 6 of United Income, Inc.'s Notes to Financial Statements for Condensed Financial Statements of United Trust Group, Inc.

   REVENUES OF UTG

   Premium and other considerations decreased 8% when comparing second quarter of 1997 to second quarter of 1996. The Company's primary product is the "Century 2000" universal life insurance product. Universal life and interest sensitive life insurance products contribute only the risk charge to premium income, however traditional insurance products contribute all monies received to premium income. Since the Company does not actively market traditional life insurance products, it is expected that premium income will continue to decrease in future periods as a result of expected lapses of business in force.

   Net investment income decreased 2% when comparing second quarter of 1997 to 1996. The decrease is the result of a smaller invested asset base from one year ago. During the fourth quarter 1996, the Company transferred approximately $22,000,000 in assets as part of a coinsurance agreement with First International Life Insurance Company ("FILIC").

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


   EXPENSES OF UTG

   Benefits, claims and settlement expenses decreased 3% in the second quarter of 1997 compared to 1996. The decrease in benefits is due to the decrease in new business production. Although life benefits decreased, mortality increased $137,000 in second quarter of 1997 compared to 1996. There is no single event that caused mortality to increase. Policy claims vary from year to year and therefore, fluctuations in mortality are to be expected and are not considered unusual by management.

   Commissions, DAC and cost of insurance acquired amortizations decreased $1,124,000 for the second quarter of 1997 compared to second quarter of 1996. The decrease is attributed to the coinsurance agreement with First International Life Insurance Company ("FILIC") as of September 30, 1996. Under the terms of the agreement, UG ceded to FILIC substantially all of its paid-up life insurance policies. Paid-up life insurance generally refers to a non-premium paying life insurance policy. Cost of insurance acquired is amortized in relation to expected future profits, including direct charge-offs for any excess of the unamortized asset over the projected future profits. The Company did not have any charge-offs during the periods covered by this report.


   NET INCOME (LOSS) OF UTG

   The Company had net income of $102,000 for the second quarter of 1997 compared to $9,000 for second quarter of 1996. The improvement in net income is due to the decrease in amortization of cost of insurance acquired.


(d)  NET INCOME

The Company recorded net income of $27,000 for the second quarter 1997 compared to a net loss of ($94,000) for the same period one year ago. The net income is attributed primarily to the operating results of the Company's 47% equity interest in UTG.


FINANCIAL CONDITION

The Company owns 47% equity interest in UTG, which controls total assets of approximately $350,000,000. Summarized financial information of UTG is provided in Note 6 of the Notes to the Financial Statements.


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

                          PART II - OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

PROPOSED MERGER OF UNITED TRUST, INC. AND UNITED INCOME, INC.

On March 25, 1997, the Board of Directors of UTI and UII voted to recommend to the shareholders a merger of the two companies. Under the Plan of Merger, UTI would be the surviving entity with UTI issuing one share of its stock (after its reverse stock split of one share for each ten shares) for each share held by UII shareholders (after its reverse stock split of one share for every 14.2857 shares).

UTI stock currently trades on NASDAQ. The reverse stock split increased the price at which the Company's stock trades, enabling it to meet new NASDAQ requirements regarding eligibility to remain listed.

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





                            UNITED INCOME, INC.
                               (Registrant)










Date:   August 13, 1997                        By JAMES E. MELVILLE
                                                  James E. Melville
                                                  Senior Executive Vice
                                                  President and Chief
                                                   Financial Officer