Form 10-Q
period 1997-09-30
UNITED INCOME INC
filed 1997-11-14
CIK 863138

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549


                               FORM 10-Q
              QUARTERLY REPORT UNDER SECTION 13 AND 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934




For the Quarter Ended September 30, 1997    Commission File No. 0-18540



                          UNITED INCOME, INC.
        (Exact Name of Registrant as specified in its Charter)



                       5250 South Sixth Street
                 P.O. Box 5147 Springfield, IL 62705
        Address of principal executive offices, including zip code



        Ohio                                        37-1224044
State or other jurisdiction                       (IRS Employer
(Incorporation or organization)                 Identification No.)



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


                Shares outstanding at October 31, 1997:
                               1,391,919
                 Common stock, no par value per share

                            UNITED INCOME, INC.
                             (The "Company")


                            TABLE OF CONTENTS




Part I - Financial Information                                        3

 Balance  Sheets  as  of September  30,  1997  and
    December 31, 1996                                                 3

 Statements of Operations for the nine months  and
    three months ended September 30, 1997 and 1996                    4

 Statements  of  Cash Flows for  the  nine  months
    ended September 30, 1997 and 1996                                 5



 Notes to Financial Statements                                        6


 Management's   Discussion   and    Analysis    of
    Financial Condition and Results of Operations                    10


Part II - Other Information                                          15


    Item 5.  Other information                                       15


    Item 6. Exhibits                                                 15


    Signatures                                                       16




                       PART 1.  FINANCIAL INFORMATION
                        Item 1.  Financial Statements

                             UNITED INCOME, INC.

                               Balance Sheet

                                                   September 30, December 31,
                                                       1997          1996
      ASSETS

Cash and cash equivalents                          $     654,097 $    439,676
Mortgage loan                                            121,865      122,853
Notes receivable from affiliate                          864,100      864,100
Accrued interest income                                   12,308       11,784
Property and equipment (net of accumulated
depreciation $93,273 and $92,140)                          1,445        2,578
Investment in affiliates                              11,323,300   11,324,947
Receivable from (indebtedness to) affiliate, net           6,630       31,837
Other assets (net of accumulated
 amortization $129,556 and $101,794)                      55,512       83,274
     TOTAL ASSETS                                  $  13,039,257 $ 12,881,049




     LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities and accruals:
Convertible debentures                            $     902,300 $     902,300
Other liabilities                                           221         1,273
     TOTAL LIABILITIES                                  902,521       903,573


Shareholders' equity:
Common stock - no par value, stated value
 $.033 per share.  Authorized 2,310,001 shares -
 1,391,919 and 1,392,130 shares issued after
 deducting treasury shares of 177,590 and 177,590        45,934        45,940
Additional paid-in capital                           15,242,365    15,244,471
Unrealized appreciation (depreciation)
 of investments held for sale of affiliate               98,203       (59,508)
Accumulated deficit                                  (3,249,766)   (3,253,427)
     TOTAL SHAREHOLDERS' EQUITY                      12,136,736    11,977,476
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY   $  13,039,257 $  12,881,049


                             UNITED INCOME, INC.

                          Statement of Operations


                            Three Months Ended          Nine Months Ended
                       September 30, September 30, September 30, September 30,
                           1997          1996          1997          1996

Revenues:

Interest income       $      10,806 $       2,893  $     16,145 $      10,359
Interest income
 from affiliates             21,521        20,249        61,648        59,044
Service agreement income
 from affiliates            213,518       406,952       795,209     1,403,010
Realized investment gains         0         2,599             0         2,599
Other income from
 affiliates                  20,971        24,022        70,132       100,424
                            266,816       456,715       943,134     1,575,436



Expenses:

Management fee
 to affiliate               153,111       294,170       627,126     1,141,805
Operating expenses            9,912        12,045        69,912        78,363
Interest expense             21,429        20,866        63,725        63,161
                            184,452       327,081       760,763     1,283,329

Income before provision
 for income taxes and equity
 income of investees         82,364       129,634       182,371       292,107
Provision for income taxes        0             0             0             0
Equity in loss
 of investees              (219,216)     (713,362)     (178,710)     (589,571)

Net income (loss)     $    (136,852)$    (583,728)  $     3,661 $    (297,464)



Net income (loss)
 per common share     $       (0.10)$       (0.42)  $      0.00 $       (0.21)


Weighted average common
 shares outstanding       1,391,919     1,392,130     1,392,022     1,392,130



                             UNITED INCOME, INC.

                           Statement of Cash Flows

                                                  September 30, September 30,
                                                      1997          1996

Increase (decrease) in cash and cash equivalents
 Cash flows from operating activities:
  Net income (loss)                              $       3,661 $    (297,464)
 Adjustments to reconcile net income (loss) to net
  cash provided by operating activities:
    Depreciation and amortization                       28,895        34,285
    Gain on payoff of mortgage loan                          0        (2,599)
    Accretion of discount on mortgage loan                (200)         (415)
    Equity in  loss of investees                       178,710        589,571
 Changes in assets and liabilities:
    Change in accrued interest income                     (524)        (4,984)
    Change in indebtedness of affiliates                25,207        (99,141)
    Change in other liabilities                         (1,051)       (40,110)
Net cash provided by operating activities              234,698        179,143


Cash flows from investing activities:
 Capital contribution to investee                            0        (47,000)
 Purchase of investments in affiliates                 (19,353)             0
 Issuance of notes receivable from affiliate                 0       (150,000)
 Payments received on mortgage loans                     1,188         62,053
 Proceeds from sale of property and equipment                0          1,165
Net cash used in investing activities                  (18,165)      (133,782)


Cash flows from financing activities:
 Proceeds from sale of common stock                          0            700
 Payment for fractional shares from
   reverse stock split                                  (2,112)             0
Net cash provided by (used in) financing activities     (2,112)           700


Net increase (decrease) in cash and cash equivalents   214,421         46,061
Cash and cash equivalents at beginning of period       439,676        364,370
Cash and cash equivalents at end of period       $     654,097  $     410,431




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

At   September  30, 1997, the affiliates of United Income,  Inc.,  were  as depicted on the following organizational chart.


                            ORGANIZATIONAL CHART

                          AS OF SEPTEMBER 30, 1997




United Trust, Inc. ("UTI") is the ultimate controlling company. UTI owns 53% of United Trust Group ("UTG") and 33.3% of United Income, Inc. ("UII"). UII owns 47% of UTG. UTG owns 79.4% of First Commonwealth Corporation ("FCC") and FCC owns 100% of Universal Guaranty Life Insurance Company ("UG"). UG owns 100% of United Security Assurance Company ("USA"). USA owns 83.9% of Appalachian Life Insurance Company ("APPL") and APPL owns 100% of Abraham Lincoln Insurance Company ("ABE").

2.   STOCK OPTION PLANS

The Company has a stock option plan under which certain directors, officers and employees may be issued options to purchase up to 31,500 shares of common stock at $13.07 per share. Options become exercisable at 25% annually beginning one year after date of grant and expire generally in five years. At September 30, 1997, options for
10,850 shares were exercisable and options for 20,576 shares were available for grant. No options have been exercised during 1997.

On January 15, 1991, the Company adopted an additional Non-Qualified Stock Option Plan under which certain employees and sales personnel may be granted options. The plan provides for the granting of up to 42,000 options at an exercise price of $.47 per share. The options generally expire five years from the date of grant. A total of 11,620 option shares have been granted and exercised as of September 30, 1997. At September 30, 1997, 231 options have been granted and are exercisable. No options have been exercised during 1997.


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

6.   SUMMARIZED FINANCIAL INFORMATION OF UNITED TRUST GROUP, INC.

The   following   provides  summarized  financial   information   for   the
Company's 47% owned affiliate:


                          UNITED TRUST GROUP, INC.
                              AND SUBSIDIARIES
                   Condensed Consolidated Balance Sheet


                                                September      December
                   ASSETS                          30,            31,
                                                  1997           1996

Total investments                           $  229,449,482  $  223,964,687
Cash and cash equivalents                       11,073,530      16,903,789
Reinsurance receivables                         41,614,177      42,601,137
Cost of insurance acquired                      45,772,916      47,536,812
Deferred policy acquisition costs               10,897,379      11,325,356
Other assets                                    10,351,202      12,667,841
     Total assets                           $  349,158,686  $  354,999,622

   LIABILITIES AND SHAREHOLDERS' EQUITY
Policy liabilities                          $  268,844,424  $  268,771,766
Notes payable                                   19,081,603      19,839,853
Deferred income taxes                           11,472,715      11,591,086
Other liabilities                                4,567,201       6,335,866
     Total liabilities                         303,965,943     306,538,571
Minority interests in consolidated subsidiaries 10,236,828      13,332,034

Shareholders' equity:
Common stock no par value.
   Authorized  10,000 shares - 100
    shares issued                               45,926,705      45,926,705
Unrealized appreciation (depreciation)
  of  investments  held  for  sale                 208,944        (126,612)
Accumulated deficit                            (11,179,734)    (10,671,076)
     Total shareholders' equity                 34,955,915      35,129,017
     Total liabilities and shareholders'
        equity                               $ 349,158,686   $ 354,999,622


                         UNITED TRUST GROUP, INC.
                             AND SUBSIDIARIES
           Condensed Consolidated Statements of Operations


                              Three Months  Ended     Nine Months Ended
                                 September 30,          September 30,
                                1997       1996        1997        1996

Premium and other
  considerations          $  6,639,394  $ 7,348,199  $ 22,374,562  $ 24,343,885
Net investment income        3,691,584    4,002,258    11,390,978    11,907,152
Other                         (114,869)     (19,174)      (79,666)    (217,985)
                            10,216,109   11,331,283    33,685,874   36,033,052
Benefits,  claims  and
Settlement Expenses          6,467,739    8,378,710    21,047,453   21,991,273
Commissions, DAC,  and
 cost  of  insurance
 acquired  amortizations     1,727,317     1,734,048    4,572,287    6,600,518
Operating and interest
  expenses                   2,778,435     3,685,600    8,747,337   10,374,795
                            10,973,491    13,798,358   34,367,077   38,966,586
Net income (loss)
 before  income  taxes
 and minority interest        (757,382)   (2,467,075)    (681,203)  (2,933,534)
Credit  (provision) for
 income taxes                  131,893       327,798      113,671    1,122,683
Minority  interest  in
 (income)   loss  of
 consolidated  subsidiaries    113,045       575,460       58,874      422,069

Net income (loss)          $  (512,444) $ (1,563,817) $  (508,658) $(1,083,240)



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

At September 30, 1997 and December 31, 1996, the balance sheet reflects UII's 47% equity interest in United Trust Group, Inc. ("UTG"). The statements of operations and statements of cash flows presented include UII and UII's equity share of UTG.


LIQUIDITY AND CAPITAL RESOURCES

UII's cash flow is dependent on revenues from a management agreement with USA and its earnings received on invested assets and cash balances. At September 30, 1997, substantially all of the shareholders' equity represents investment in affiliates. UII does not have significant day to day operations of its own. Cash requirements of UII primarily relate to the payment of interest on its convertible debentures and expenses related to maintaining the Company as a corporation in good standing with the various regulatory bodies which govern corporations in the jurisdictions where the Company does business. The payment of cash dividends to shareholders is not legally restricted. However, the state insurance department regulates insurance company dividend payments where the company is domiciled. UG's dividend limitations are described below.

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


The Company currently has $654,000 in cash and cash equivalents. The Company holds one mortgage loan. Operating activities of the Company produced cash flows of $235,000 and $179,000 in the first nine months of 1997 and 1996, respectively. The Company had uses of cash from investing activities of $18,000 and $134,000 in the first nine months of 1997 and 1996, respectively. The Company had a use of cash of $2,000 from financing activities related to the purchase of fractional shares in connection with the reverse stock split in 1997.

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


(b)  EXPENSES

The   Company  has  a sub-contract service agreement with UTI  for  certain
administrative   services.   Through its facilities  and   personnel,   UTI
performs   such   services as may be mutually agreed   upon   between   the
parties.  The fees are based on a percentage of the fees paid  to   UII  by
USA. The Company has incurred $627,000 and $1,142,000 in service fee expense in the first nine months of 1997 and 1996, respectively.

Interest expense of $63,000 was incurred in the first nine months of 1997 and 1996. The interest expense is directly attributable to the convertible debentures. The Debentures bear interest at a variable rate equal to one percentage point above the prime rate published in the Wall Street Journal from time to time.


(c)  EQUITY IN INCOME OR (LOSS) OF INVESTEES

Equity in income or (loss) of investees represents UII's 47% share of net income or (loss) of UTG for the first nine months of 1997 and 1996. Following is a discussion of the operating results of UTG for the first nine months of 1997 compared to 1996. Please refer to Note 6of United Income, Inc.'s Notes to Financial Statements for Condensed Financial Statements of United Trust Group, Inc.


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


  NET INCOME (LOSS) OF UTG

  The Company had net income of $4,000 for the first nine months of 1997 compared to $175,000 for the first nine months of 1996. The decline in net income for the current period is primarily due to the increase in mortality.


(d)  NET INCOME

The Company recorded net income of $4,000 for the first nine months of 1997 compared to a net loss of $(297,000) for the same period one year ago. The net income is attributed primarily to service agreement income, partially offset by the operating results of the Company's 47% equity interest in UTG.


THIRD QUARTER 1997 COMPARED TO 1996:

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


(b)  EXPENSES

The Company has a sub-contract service agreement with UTI for certain administrative services. Through its facilities and personnel, UTI performs such services as may be mutually agreed upon between the parties. The fees are based on a percentage of the fees paid to UII by USA. The Company has incurred $153,000 and $294,000 in service fee expense in the third quarter of 1997 and 1996, respectively.



Interest expense of $21,000 was incurred in the third quarter of  1997  and
1996. The interest expense is directly attributable to the convertible debentures. The Debentures bear interest at a variable rate equal to one percentage point above the prime rate published in the Wall Street Journal from time to time.


(c)  EQUITY IN INCOME OR (LOSS) OF INVESTEES

Equity in income or (loss) of investees represents UII's 47% share of net income or (loss) of UTG for the third quarter of 1997 and 1996. Following is a discussion of the operating results of UTG for the third quarter of 1997 compared to 1996. Please refer to Note 6 of United Income, Inc.'s Notes to Financial Statements for Condensed Financial Statements of United Trust Group, Inc.

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


  NET INCOME (LOSS) OF UTG

  The Company had net income of $102,000 for second quarter of 1997 compared to $9,000 for second quarter of 1996. The improvement in net income is due to the decrease in amortization of cost of insurance acquired.


(d)  NET INCOME

The Company recorded a net loss of $137,000 for the third quarter 1997 compared to a net loss of ($84,000) for the same period one year ago. The net loss is attributed primarily to the operating results of the Company's 47% equity interest in UTG.


FINANCIAL CONDITION

The Company owns 47% equity interest in UTG, which controls total assets of approximately $349,000,000. Summarized financial information  of  UTG is provided in Note 6 of the Notes  to  the  Financial
Statements.


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


ITEM 6.  EXHIBITS


Exhibit
Number

10 (a) Employment agreement dated as of July 31, 1997, between Larry E. Ryherd and First Commonwealth Corporation.

10 (b) Employment agreement dated as of July 31, 1997, between James E. Melville and First Commonwealth Corporation.

10 (c) Employment agreement dated as of July 31, 1997, between George E. Francis and First Commonwealth Corporation. Agreements containing the same terms and conditions excepting title and current salary were also entered into by Joseph H. Metzger, Brad M. Wilson, Theodore C. Miller, Michael K. Borden, and Patricia G. Fowler.


The Company hereby incorporates by reference the exhibits as reflected in the Index to Exhibits of the Company's Form 10-K for the year ended December 31, 1996.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                          UNITED INCOME, INC.
                             (Registrant)


Date:   November 12, 1997          By   /s/ James E. Melville
                                        James E. Melville
                                        President, Chief Operating
                                         Officer and Director




Date:   November 12, 1997          By   /s/ Theodore C. Miller
                                        Theodore C. Miller
                                        Senior Vice President and Chief
                                         Financial Officer