Form 10-K
period 1997-12-31
UNITED INCOME INC
filed 1998-03-30
CIK 863138

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D. C.  20549

                              FORM 10-K
           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
               OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1997     Commission File Number 0-18540

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

                         Title of each class

                               Common Stock

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in
Part  III  of  this Form 10-K or any amendment to this Form 10-K. [ ].

At March 13, 1998, the Registrant had outstanding 1,391,919 shares of Common Stock, stated value $.033 per share.

DOCUMENTS INCORPORATED BY REFERENCE:  None

                                      PART I

ITEM 1.  BUSINESS

United Income, Inc. (the "Registrant") was incorporated in 1987 under the laws of the State of Ohio to serve as an insurance holding company. At December 31, 1997, the affiliates of the Registrant were as depicted on the following organizational chart:


                      ORGANIZATIONAL CHART
                    AS OF DECEMBER 31, 1997


United Trust, Inc. ("UTI") is the ultimate controlling company. UTI owns 53% of United Trust Group ("UTG") and 41% of United Income, Inc. ("UII"). UII owns 47% of UTG. UTG owns 79% of First Commonwealth Corporation ("FCC") and 100% of Roosevelt Equity Corporation ("REC"). FCC owns 100% of Universal Guaranty Life Insurance Company ("UG"). UG owns 100% of United Security Assurance Company ("USA"). USA owns 84% of Appalachian Life Insurance Company ("APPL") and APPL owns 100% of Abraham Lincoln Insurance Company ("ABE").

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

On July 31, 1994, Investors Trust Assurance Company ("ITAC") was merged into Abraham Lincoln Insurance Company ("ABE").

On August 15, 1995, the shareholders of CIC, ITI, and UGIC voted to voluntarily liquidate each of the companies and distribute the assets to the shareholders (consisting solely of common stock of their respective subsidiary). As a result, the shareholders of the liquidated companies became shareholders of FCC.

On March 25, 1997, the Board of Directors of UTI and UII voted to recommend to the shareholders a merger of the two companies. Under the Plan of Merger, UTI would be the surviving entity with UTI issuing one share of its stock for each share held by UII shareholders. Neither UTI nor UII have
any  other  significant  holdings  or  business  dealings.   The  Board  of
Directors of each company thus concluded a merger of the two companies would be in the best interests of the shareholders. The merger will result in certain cost savings, primarily related to costs associated with maintaining a corporation in good standing in the states in which it transacts business. A vote of the shareholders of UTI and UII regarding the proposed merger is anticipated to occur sometime during the third quarter of 1998.

The holding companies within the group, UTI, UII, UTG and FCC, are all life insurance holding companies. These companies became members of the same affiliated group through a history of acquisitions in which life insurance companies were involved. The focus of the holding companies is the acquisition of other companies in similar lines of business and management of the insurance subsidiaries. The companies have no activities outside the life insurance focus.

The insurance companies of the group, UG, USA, APPL and ABE, all operate in the individual life insurance business. The primary focus of these companies has been the servicing of existing insurance business in force and the solicitation of new insurance business.

On February 19, 1998, UTI signed a letter of intent with Jesse T. Correll, whereby Mr. Correll will personally or in combination with other individuals make an equity investment in UTI over a period of three years. Under the terms of the letter of intent, Mr. Correll will buy 2,000,000 authorized but unissued shares of UTI common stock for $15.00 per share and will also buy 389,715 shares of UTI common stock, representing stock of UTI and UII, that UTI purchased during the last eight months in private transactions at the average price UTI paid for such stock, plus interest, or approximately $10.00 per share. Mr. Correll also will purchase 66,667 shares of UTI common stock and $2,560,000 of face amount of convertible bonds (which are due and payable on any change in control of UTI) in private transactions, primarily from officers of UTI.

UTI intends to use the equity that is being contributed to expand their operations through the acquisition of other life insurance companies. The transaction is subject to negotiation of a definitive purchase agreement; completion of due diligence by Mr. Correll; the receipt of regulatory and other approvals; and the satisfaction of certain conditions. The transaction is not expected to be completed before June 30, 1998, and there can be no assurance that the transaction will be completed.


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

The Company markets other products, none of which is significant to operations. The Company has a variety of policies in force different from those which are currently being marketed. Universal life and interest sensitive whole life business account for approximately 46% of the insurance in force. Approximately 29% of the insurance in force is participating business. The Company's average persistency rate for its policies in force for 1997 and 1996 has been 89.4% and 87.9%, respectively. The Company does not anticipate any material fluctuations in these rates in the future that may result from competition.

Interest-sensitive life insurance products have characteristics similar to annuities with respect to the crediting of a current rate of interest at or above a guaranteed minimum rate and the use of surrender charges to discourage premature withdrawal of cash values. Universal life insurance policies also involve variable premium charges against the policyholder's account balance for the cost of insurance and administrative expenses. Interest-sensitive whole life products generally have fixed premiums. Interest-sensitive life insurance products are designed with a combination of front-end loads, periodic variable charges, and back-end loads or surrender charges. Traditional life insurance products have premiums and benefits predetermined at issue; the premiums are set at levels that are designed to exceed expected policyholder benefits and Company expenses. Participating business is traditional life insurance with the added feature of an annual return of a portion of the premium paid by the policyholder through a policyholder dividend. This dividend is set annually by the Board of Directors of each insurance company and is completely discretionary.


MARKETING

The Company markets its products through separate and distinct agency forces. The Company has approximately 45 captive agents who actively write new business, and 15 independent agents who primarily service their existing customers. No individual sales agent accounted for over 10% of the Company's premium volume in 1997. The Company's sales agents do not have the power to bind the Company.

Marketing is based on referral network of community leaders and shareholders of UII and UTI. Recruiting of sales agents is also based on the same referral network. The industry has experienced a downward trend in the total number of agents who sell insurance products, and competition for the top sales producers has intensified. As this trend appears to continue, the recruiting focus of the Company has been on introducing quality individuals to the insurance industry through an extensive internal training program. The Company feels this approach is conducive to the mutual success of our new recruits and the Company as these recruits market our products in a professional, company structured manner.

New  sales  are  marketed by UG and USA through their agency  forces  using
contemporary   sales  approaches  with  personal  computer   illustrations.
Current marketing efforts are primarily focused on the Midwest region.

USA is licensed in Illinois, Indiana and Ohio. During 1997, Ohio accounted for 99% of USA's direct premiums collected.

ABE  is  licensed  in  Alabama, Arizona, Illinois, Indiana,  Louisiana  and
Missouri.  During 1997, Illinois and Indiana accounted for  46%  and   32%,
respectively of ABE's direct premiums collected.

APPL   is  licensed  in  Alabama,  Arizona,  Arkansas,  Colorado,  Georgia,
Illinois, Indiana, Kansas, Kentucky, Louisiana, Missouri, Montana, Nebraska, Ohio, Oklahoma, Pennsylvania, Tennessee, Utah, Virginia, West Virginia and Wyoming. During 1997, West Virginia accounted for 95% of APPL's direct premiums collected.

UG is licensed in Alabama, Arizona, Arkansas, Colorado, Delaware, Florida, Georgia, Idaho, Illinois, Indiana, Iowa, Kansas, Kentucky, Louisiana, Massachusetts, Michigan, Minnesota, Mississippi, Missouri, Montana, Nebraska, Nevada, New Mexico, North Carolina, North Dakota, Ohio, Oklahoma, Oregon, Pennsylvania, Rhode Island, South Carolina, South Dakota, Tennessee, Texas, Utah, Virginia, Washington, West Virginia and Wisconsin. During 1997, Illinois accounted for 33%, and Ohio accounted for 14% of direct premiums collected. No other state accounted for more than 7% of direct premiums collected in 1997.

In  1997 $38,471,452 of total direct premium was written by USA, ABE,  APPL
and   UG.  Ohio  accounted for 35% , Illinois accounted for 21%,  and  West
Virginia accounted for 10% of total direct premiums collected.

New business production has decreased 15% from 1995 to 1996 and 43% from 1996 to 1997. Several factors have had a significant impact on new
business   production.   Over  the  last  two  years  there  has  been  the
possibility of a change in control of UTI. In September of 1996, an agreement was reached effecting a change in control of UTI to an unrelated party. The transaction did not materialize. At this writing negotiations are progressing with a different unrelated party for change in control of UTI. Please refer to the Notes to the Consolidated Financial Statements for additional information. The possible changes in control, and the uncertainty surrounding each potential event, have hurt the insurance Companies' ability to attract and maintain sales agents. In addition, increased competition for consumer dollars from other financial institutions, product Illustration guideline changes by State Insurance Departments, and a decrease in the total number of insurance sales agents in the industry, have all had an impact, given the relatively small size of the Company.

Management recognizes the aforementioned challenges and is responding. The potential change in control of the Company is progressing, bringing the possibility for future growth, efforts are being made to introduce additional products, and the recruitment of quality individuals for intensive sales training, are directed at reversing current marketing trends.


UNDERWRITING

The underwriting procedures of the insurance affiliates are established by management. Insurance policies are issued by the Company based upon underwriting practices established for each market in which the Company operates. Most policies are individually underwritten. Applications for insurance are reviewed to determine additional information required to make an underwriting decision, which depends on the amount of insurance applied for and the applicant's age and medical history. Additional information may include inspection reports, medical examinations, statements from doctors who have treated the applicant in the past and, where indicated, special medical tests. After reviewing the information collected, the Company either issues the policy as applied for or with an extra premium charge because of unfavorable factors or rejects the application. Substandard risks may be referred to reinsurers for full or partial reinsurance of the substandard risk.

The insurance affiliates require blood samples to be drawn with individual insurance applications for coverage over $45,000 (age 46 and above) or $95,000 (age 16-45). Blood samples are tested for a wide range of chemical values and are screened for antibodies to the HIV virus. Applications also contain questions permitted by law regarding the HIV virus which must be answered by the proposed insureds.


RESERVES

The applicable insurance laws under which the insurance affiliates operate require that each insurance company report policy reserves as liabilities to meet future obligations on the policies in force. These reserves are the amounts which, with the additional premiums to be received and interest thereon compounded annually at certain assumed rates, are calculated in accordance with applicable law to be sufficient to meet the various policy and contract obligations as they mature. These laws specify that the reserves shall not be less than reserves calculated using certain mortality tables and interest rates.

The liabilities for traditional life insurance and accident and health insurance policy benefits are computed using a net level method. These liabilities include assumptions as to investment yields, mortality, withdrawals, and other assumptions based on the life insurance affiliates' experience adjusted to reflect anticipated trends and to include provisions for possible unfavorable deviations. The Company makes these assumptions at the time the contract is issued or, in the case of contracts acquired by purchase, at the purchase date. Benefit reserves for traditional life insurance policies include certain deferred profits on limited-payment policies that are being recognized in income over the policy term. Policy benefit claims are charged to expense in the period that the claims are incurred. Current mortality rate assumptions are based on 1975-80 select and ultimate tables. Withdrawal rate assumptions are based upon Linton B or Linton C, which are industry standard actuarial tables for forecasting assumed policy lapse rates.

Benefit reserves for universal life insurance and interest sensitive life insurance products are computed under a retrospective deposit method and represent policy account balances before applicable surrender charges. Policy benefits and claims that are charged to expense include benefit claims in excess of related policy account balances. Interest crediting rates for universal life and interest sensitive products range from 5.0% to 6.0% in each of the years 1997, 1996 and 1995.


REINSURANCE

As is customary in the insurance industry, the insurance affiliates cede insurance to other insurance companies under reinsurance agreements. Reinsurance agreements are intended to limit a life insurer's maximum loss on a large or unusually hazardous risk or to obtain a greater diversification of risk. The ceding insurance company remains contingently liable with respect to ceded insurance should any reinsurer be unable to meet the obligations assumed by it, however it is the practice of insurers to reduce their financial statement liabilities to the extent that they have been reinsured with other insurance companies. The Company sets a limit on the amount of insurance retained on the life of any one person. The Company will not retain more than $125,000, including accidental death benefits, on any one life. At December 31, 1997, the Company had insurance in force of $3.692 billion of which approximately $1.022 billion was ceded to reinsurers.

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

One of the Company's insurance subsidiaries (UG) entered into a coinsurance agreement with First International Life Insurance Company ("FILIC") as of September 30, 1996. Under the terms of the agreement, UG ceded to FILIC substantially all of its paid-up life insurance policies. Paid-up life insurance generally refers to non-premium paying life insurance policies. A.M. Best assigned FILIC a Financial Performance Rating (FPR) of 7 (Strong) on a scale of 1 to 9. A.M. Best assigned a Best's Rating of A++ (Superior) to The Guardian Life Insurance Company of America ("Guardian"), parent of FILIC, based on the consolidated financial condition and operating performance of the company and its life/health affiliates. During 1997, FILIC changed its name to Park Avenue Life Insurance Company ("PALIC"). The agreement with PALIC accounts for approximately 65% of the reinsurance receivables as of December 31, 1997.


INVESTMENTS

At December 31, 1997, substantially all of the assets of UII represent investments in or receivables from affiliates. UII does own one mortgage loan as of December 31, 1997. The mortgage loan is in good standing.
Interest income was derived from mortgage loans and cash and cash equivalents.


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

The industry has experienced a downward trend in the total number of agents who sell insurance products, and competition for the top sales producers has intensified. As this trend appears to continue, the recruiting focus of the Company has been on introducing quality individuals to the insurance industry through an extensive internal training program. The Company feels this approach is conducive to the mutual success of our new recruits and the Company as these recruits market our products in a professional, company structured manner.


GOVERNMENT REGULATION

The Company's insurance affiliates are assessed contributions by life and health guaranty associations in almost all states to indemnify policyholders of failed companies. In several states the company may reduce premium taxes paid to recover a portion of assessments paid to the states' guaranty fund association. This right of "offset" may come under review by the various states, and the company cannot predict whether and to what extent legislative initiatives may affect this right to offset. Also, some state guaranty associations have adjusted the basis by which they assess the cost of insolvencies to individual companies. The company believes that its reserve for future guaranty fund assessments is sufficient to provide for assessments related to known insolvencies. This reserve is based upon management's current expectation of the availability of this right of offset, known insolvencies and state guaranty fund assessment bases. However, changes in the basis whereby assessments are charged to individual companies and changes in the availability of the right to offset assessments against premium tax payments could materially affect the company's results.

Currently, the Company's insurance affiliates are subject to government regulation in each of the states in which they conduct business. Such regulation is vested in state agencies having broad administrative power dealing with all aspects of the insurance business, including the power to:
(i) grant and revoke licenses to transact business; (ii) regulate and supervise trade practices and market conduct; (iii) establish guaranty associations; (iv) license agents; (v) approve policy forms; (vi) approve premium rates for some lines of business; (vii) establish reserve requirements; (viii) prescribe the form and content of required financial statements and reports; (ix) determine the reasonableness and adequacy of statutory capital and surplus; and (x) regulate the type and amount of permitted investments. Insurance regulation is concerned primarily with the protection of policyholders. The Company cannot predict the form of any future proposals or regulation. The Company's insurance affiliates, USA, UG, APPL and ABE are domiciled in the states of Ohio, Ohio, West Virginia and Illinois, respectively.

The insurance regulatory framework continues to be scrutinized by various states, the federal government and the National Association of Insurance
Commissioners  ("NAIC").   The  NAIC is  an  association  whose  membership
consists of the insurance commissioners or their designees of the various states. The NAIC has no direct regulatory authority reporting from state to state. This is accomplished through the issuance of model regulations,\ which can be adopted by individual states unmodified, modified to meet the state's own needs or requirements, or dismissed entirely.

Most  states  also  have insurance holding company statutes  which  require registration and periodic reporting by insurance companies controlled by other corporations licensed to transact business within their respective jurisdictions. The insurance affiliates are subject to such legislation and registered as controlled insurers in those jurisdictions in which such registration is required. Statutes vary from state to state but typically require periodic disclosure concerning the corporation that controls the registered insurers and all subsidiaries of such corporation. In addition, prior notice to, or approval by, the state insurance commission of material intercorporate transfers of assets, reinsurance agreements, management agreements (see Note 9 of the Notes to the Financial Statements), and payment of dividends (see Note 2 of the Notes to the Financial Statements) in excess of specified amounts by the insurance subsidiary within the holding company system are required.

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

At year end 1997, the insurance companies had one ratio outside the normal range. The ratio is related to the decrease in premium income. The ratio fell outside the normal range the last three years. The cause for the decrease in premium income is related to the possible change in control of UTI over the last two years to two different parties. At year end 1996 it was announced that UTI was to be acquired by an unrelated party, but the sale did not materialize. At this writing negotiations are progressing with a different unrelated party for the change in control of UTI. Please refer to the Notes to the Consolidated Financial Statements for additional information. The possible changes in control over the last two years have hurt the insurance companies' ability to recruit new agents. The active agents were apprehensive due to uncertainties in relation to the change in control of UTI. In recent years, the industry experienced a decline in the total number of agents selling insurance products and therefore competition has increased for quality agents. Accordingly, new business production decreased significantly over the last two years.

A life insurance company's statutory capital is computed according to rules prescribed by the National Association of Insurance Commissioners ("NAIC"), as modified by the insurance company's state of domicile. Statutory accounting rules are different from generally accepted accounting principles and are intended to reflect a more conservative view by, for example, requiring immediate expensing of policy acquisition costs. The achievement of long-term growth will require growth in the statutory capital of the Company's insurance affiliates. The affiliates may secure additional statutory capital through various sources, such as internally generated statutory earnings or equity contributions by the Company from funds generated through debt or equity offerings.

The NAIC's risk-based capital requirements require insurance companies to calculate and report information under a risk-based capital formula. The risk-based capital formula measures the adequacy of statutory capital and surplus in relation to investment and insurance risks such as asset quality, mortality and morbidity, asset and liability matching and other business factors. The RBC formula is used by state insurance regulators as an early warning tool to identify, for the purpose of initiating regulatory action, insurance companies that potentially are inadequately capitalized. In addition, the formula defines new minimum capital standards that will supplement the current system of low fixed minimum capital and surplus requirements on a state-by-state basis. Regulatory compliance is determined by a ratio of the insurance company's regulatory total adjusted capital, as defined by the NAIC, to its authorized control level RBC, as defined by the NAIC. Insurance companies below specific trigger points or ratios are classified within certain levels, each of which requires specific corrective action. The levels and ratios are as follows:

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

  * Or, 2.5 with negative trend.

At December 31, 1997, each of the insurance subsidiaries has a Ratio that is in excess of 3, which is 300% of the authorized control level; accordingly the insurance subsidiaries meet the RBC requirements.

The NAIC, in conjunction with state regulators, has been reviewing existing insurance laws and regulations. A committee of the NAIC proposed changes in the regulations governing insurance company investments and holding company investments in subsidiaries and affiliates which were adopted by the NAIC as model laws in 1996. The Company does not presently anticipate any material adverse change in its business as a result of these changes.

Legislative and regulatory initiatives regarding changes in the regulation of banks and other financial services businesses and restructuring of the federal income tax system could, if adopted and depending on the form they take, have an adverse impact on the company by altering the competitive environment for its products. The outcome and timing of any such changes cannot be anticipated at this time, but the company will continue to monitor developments in order to respond to any opportunities or increased competition that may occur.

The NAIC adopted the Life Illustration Model Regulation. Many states have adopted the regulation effective January 1, 1997. This regulation requires products which contain non-guaranteed elements, such as universal life and interest sensitive life, to comply with certain actuarially established tests. These tests are intended to target future performance and profitability of a product under various scenarios. The regulation does not prevent a company from selling a product that does not meet the various tests. The only implication is the way in which the product is marketed to the consumer. A product that does not pass the tests uses guaranteed assumptions rather than current assumptions in presenting future product performance to the consumer. The Company conducts an ongoing thorough review of its sales and marketing process and continues to emphasize its compliance efforts.

A task force of the NAIC is currently undertaking a project to codify a comprehensive set of statutory insurance accounting rules and regulations. This project is not expected to be completed earlier than 1999. Specific recommendations have been set forth in papers issued by the NAIC for industry review. The Company is monitoring the process, but the potential impact of any changes in insurance accounting standards is not yet known.


EMPLOYEES

UII has no employees of its own. There are approximately 90 persons who are employed by the Company's affiliates.


ITEM 2.  PROPERTIES

The Company leases approximately 1,951 square feet of office space at 2500 Corporate Exchange Drive, Suite 345, Columbus, Ohio 43231. The lease expires June 30, 1999 with annual lease rent of $23,000 unadjusted for additional rent for the Company's pro rata share of building taxes, operating expenses and management expenses. Under the current lease agreement, the Company will pay a minimum of $35,000 through the remaining term of the lease. The rent expense will be approximately $35,000 for 1998. The lease contains no renewal or purchase option clause. The leased space cannot be sublet without written approval of lessor. Rent expense for 1997, 1996 and 1995 was approximately $35,000, $61,000 and $69,000, respectively.


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


ITEM 4.  SUBMISSION OF MATTERS OF A VOTE OF SECURITY HOLDERS

None

                               PART II


ITEM  5.   MARKET  FOR COMPANY'S COMMON STOCK AND RELATED SECURITY  HOLDERS
MATTERS

As of March 13, 1998, there was no established public trading market for the Company's common stock. The Company's common stock is not listed on any exchange.

As of December 31, 1997, no cash dividends had been declared on the common stock of UII.

See Note 7 in the accompanying financial statements for information regarding dividend restrictions.

On May 13, 1997, UII effected a 1 for 14.2857 reverse stock split. Fractional shares received a cash payment on the basis of $.70 for each old share. Prior period numbers have been restated to give effect of the reverse stock split.

Number of Common Shareholders as of March 13, 1998 is 6,487.


ITEM 6.     SELECTED FINANCIAL DATA

                                    FINANCIAL  HIGHLIGHTS
                            (000's omitted, except per share data)
                        1997       1996       1995        1994       1993
Net Operating
  Revenues           $ 1,186    $  1,791    $  2,234   $  1,667   $ 1,459
Operating Costs
  and Expenses       $   909    $  1,414    $  1,976   $  1,627   $ 1,384
Income taxes         $     0    $     0     $     0    $     0    $     0
Equity in loss
  of investees       $  (357)      (696)    $(2,406)   $  (384)   $  (580)
Net  loss            $   (79)   $  (319)    $(2,148)   $   (344)  $  (505)
Net loss
  per common share   $ (0.06)   $ (0.23)    $ (1.54)   $ (0.25)   $ (0.36)
Cash Dividend Declared
 per  common share   $     0    $     0     $     0    $     0    $     0
Total Assets         $12,840    $12,881     $13,386    $15,414    $14,919
Long Term
Obligations          $   902    $   902     $   902    $   902    $     0

ITEM 7.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

At December 31, 1997 and 1996, the balance sheet reflects the assets and liabilities of UII and its 47% equity interest in UTG. The statements of operations and statements of cash flows presented for 1997, 1996 and 1995 include the operating results of UII.

RESULTS OF OPERATIONS

1997 COMPARED TO 1996

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


(b)  EXPENSES

The Company has a sub-contract service agreement with United Trust, Inc. ("UTI") for certain administrative services. Through its facilities and personnel, UTI performs such services as may be mutually agreed upon between the parties. The fees are based on a percentage of the fees paid to UII by USA. The Company has incurred $744,000, $1,241,000 and $1,809,000 in service fee expense in 1997, 1996, and 1995, respectively.

Interest expense of $85,000, $84,000 and $89,000 was incurred in 1997, 1996 and 1995, respectively. The interest expense is directly attributable to the convertible debentures. The Debentures bear interest at a variable rate equal to one percentage point above the prime rate published in the Wall Street Journal from time to time.

(c)  EQUITY IN LOSS OF INVESTEES

Equity in earnings of investees represents UII's 47% share of the net loss of UTG. Included with this filing as Exhibit 99(d) are audited financial statements of UTG. Following is a discussion of the results of operations of UTG:


    REVENUES OF UTG

    Premiums  and  policy  fee  revenues, net of reinsurance  premiums  and policy fees, decreased 7% when comparing 1997 to 1996. UTG and its subsidiaries currently writes little new traditional business, consequently, traditional premiums will decrease as the amount of traditional business in-force decreases. Collected premiums on universal life and interest sensitive products is not reflected in premiums and policy revenues because Generally Accepted Accounting Principles ("GAAP") requires that premiums collected on these types of products be treated as deposit liabilities rather than revenue. Unless UTG and its subsidiaries' acquires a block of in-force business or marketing changes its focus to traditional business, premium revenue will continue to decline.

    Another  cause for the decrease in premium revenues is related  to  the potential change in control of UTI over the last two years to two different parties. During September of 1996, it was announced that control of UTI would pass to an unrelated party, but the change in control did not materialize. At this writing, negotiations are progressing with a different unrelated party for the change in control of UTI. Please refer to the Notes to the Consolidated Financial Statements of UTG for additional information. The possible changes and resulting uncertainties have hurt the insurance companies' ability to recruit and maintain sales agents.

    New business production decreased significantly over the last two years. New business production decreased 43% or $3,935,000 when comparing 1997 to 1996. In recent years, the insurance industry as a whole has experienced a decline in the total number of agents who sell insurance products, therefore competition has intensified for top producing sales agents. The relatively small size of our companies, and the resulting limitations, have made it challenging to compete in this area.

    A positive impact on premium income is the improvement of persistency. Persistency is a measure of insurance in force retained in relation to the previous year. The average persistency rate for all policies in force for 1997 and 1996 has been approximately 89.4% and 87.9%, respectively.

Net investment income decreased 6% when comparing 1997 to 1996. The decrease relates to the decrease in invested assets from a coinsurance agreement. UTG's insurance subsidiary UG entered into a coinsurance agreement with First International Life Insurance Company ("FILIC"), an unrelated party, as of September 30, 1996. During 1997, FILIC changed its name to Park Avenue Life Insurance Company ("PALIC"). Under the terms of the agreement, UG ceded to FILIC substantially all of its paidup life insurance policies. Paid-up life insurance generally refers to non-premium paying life insurance policies. At closing of the transaction, UG received a coinsurance credit of $28,318,000 for policy liabilities covered under the agreement. UG transferred assets equal to the credit received. This transfer included policy loans of $2,855,000 associated with policies under the agreement and a net cash transfer of $19,088,000, after deducting the ceding commission due UG of $6,375,000. To provide the cash required to be transferred under the agreement, UG sold $18,737,000 of fixed maturity investments.

The overall investment yields for 1997, 1996 and 1995, are 7.25%, 7.31% and 7.14%, respectively. Since 1995 investment yield improved due to the fixed maturity investments. Cash generated from the sales of universal life insurance products, has been invested primarily in our fixed maturity portfolio.

The investments are generally managed to match related insurance and policyholder liabilities. The comparison of investment return with insurance or investment product crediting rates establishes an interest spread. The minimum interest spread between earned and credited rates is 1% on the "Century 2000" universal life insurance product, which currently is the primary sales product. UTG and its subsidiaries' monitor investment yields, and when necessary adjusts credited interest rates on its insurance products to preserve targeted interest spreads. It is expected that monitoring of the interest spreads by management will provide the necessary margin to adequately provide for associated costs on the insurance policies the Company currently has in force and will write in the future.

Realized investment losses were $279,000 and $466,000 in 1997 and 1996, respectively. UTG and its subsidiaries sold two foreclosed real estate properties that resulted in approximately $357,000 in realized losses in 1996. There were other gains and losses during the period that comprised the remaining amount reported but were immaterial in nature on an individual basis.

EXPENSES OF UTG

Life  benefits,  net of reinsurance benefits and claims, decreased  11%  in
1997 as compared to 1996. The decrease in premium revenues resulted in lower benefit reserve increases in 1997. In addition, policyholder benefits decreased due to a decrease in death benefit claims of $162,000.

In   1994,  UG became aware that certain new insurance business  was  being solicited by certain agents and issued to individuals considered to  be not
insurable   by  UTG  and its subsidiaries' standards.   These   nonstandard
policies had a face amount of $22,700,000 and represented  1/2 of 1% of the
insurance in-force in 1994.  Management's initial analysis indicated   that
expected   death  claims  on  the  business   in-force   was  adequate   in
relation   to   mortality  assumptions  inherent   in  the  calculation  of
statutory  reserves.  Nevertheless, management determined it   was  in  the
best interest of UTG and its subsidiaries' to repurchase as many of the non-standard policies as possible. Through December 31, 1996, the UTG and its subsidiaries' spent approximately $7,099,000 for the settlement of non-
standard  policies and for the legal  defense  of related  litigation.   In
relation   to   settlement  of  non-standard   policies   UTG    and    its
subsidiaries'  incurred life benefit costs of $3,307,000, and  $720,000  in
1996  and  1995,  respectively.  UTG and its subsidiaries' incurred   legal
costs  of  $906,000 and $687,000  in  1996  and  1995, respectively.    All
policies  associated   with   this   issue   have   been  settled   as   of
December 31, 1996.  Therefore, expense reductions  for 1997 would follow.

Commissions and amortization of deferred policy acquisition costs decreased 14% in 1997 compared to 1996. The decrease is due primarily due to a reduction in commissions paid. Commissions decreased 19% in 1997 compared to 1996. The decrease in commissions was due to the decline in new business production. There is a direct relationship premium revenues and commission expense. First year premium production decreased
43% and first year commissions decreased 33% when comparing 1997 to 1996. Amortization of deferred policy acquisition costs decreased 6% in 1997 compared to 1996. Management would expect commissions and amortization of deferred policy acquisition costs to decrease in the future if premium revenues continue to decline.

Amortization of cost of insurance acquired decreased 56% in 1997 compared to 1996. Cost of insurance acquired is amortized in relation to expected future profits, including direct charge-offs for any excess of the unamortized asset over the projected future profits. UTG and its subsidiaries' did not have any charge-offs during the periods covered by this report. The decrease in amortization during the current period is a normal fluctuation due to the expected future profits.
Amortization of cost of insurance acquired is particularly sensitive to changes in persistency of certain blocks of insurance inforce. The improvement of persistency during the year had a positive impact on amortization of cost of insurance acquired. Persistency is a measure of insurance in force retained in relation to the previous year. The average persistency rate for all policies in force for 1997 and 1996 has been approximately 89.4% and 87.9%, respectively.

Operating expenses decreased 21% in 1997 compared to 1996. The decrease in operating expenses is directly related to settlement of certain litigation in December of 1996. UTG and its subsidiaries' incurred legal costs of $0, $906,000 and $687,000 in 1997, 1996 and 1995, respectively in relation to the settlement of the non-standard insurance policies.

Interest expense decreased 4% in 1997 compared to 1996. Since December 31, 1996, notes payable decreased approximately $758,000. Average outstanding indebtedness was $19,461,000 with an average cost of 8.6% in
1997 compared to average outstanding indebtedness of 20,652,000 with an average cost of 8.5% in 1996. In March 1997, the base interest rate for most of the notes payable increased a quarter of a point. The base rate is defined as the floating daily, variable rate of interest determined and announced by First of America Bank. Please refer to Note 12 "Notes Payable" in the Notes to the Consolidated Financial Statements of UTG for more information.

     NET LOSS OF UTG

    UTG had a net loss of $923,000 in 1997 compared to a net loss of $1,661,000 in 1996. The improvement is directly related to the decrease in life benefits and operating expenses primarily associated with the 1996 settlement and other related costs of the non-standard life insurance policies.


(d) NET LOSS

The Company recorded a net loss of $79,000 for 1997 compared to $319,000 for the same period one year ago. The net loss is from the equity share of UTG's operating results.


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

    REVENUES OF UTG

    Premium and policy fee revenues, net of reinsurance premium, decreased 7% when comparing 1996 to 1995. The decrease in premium income is primarily attributed to a 15% decrease in new business production. UTG and its subsidiaries' changed its marketing strategy from traditional life insurance products to universal life insurance products. Universal life and interest sensitive products contribute only the risk charge to premium income, however traditional insurance products contribute all monies received to premium income. UTG and its subsidiaries' changed its marketing strategy to remain competitive based on consumer demand.

    In addition, UTG and its subsidiaries' changed its focus from primarily a broker agency distribution system to a captive agent system. Business written by the broker agency force, in recent years, did not meet UTG and its subsidiaries' expectations. With the change in focus of distribution systems, most of the broker agents were terminated. (The termination of the broker agency force caused a non-recurring write down of the value of agency force asset in 1995, see discussion of amortization of agency force for further details.). The change in distribution systems effectively reduced the total number of agents representing and producing business. Broker agents sell insurance and related products for several companies. Captive agents sell for only one company.

    A positive impact on premium income is the improvement of persistency. Persistency is a measure of insurance in force retained in relation to the previous year. Average persistency rate for all policies in force for 1996 and 1995 has been approximately 87.9% and 87.3%, respectively.

    Net investment income increased 3% when comparing 1996 to 1995. The overall investment yields for 1996 and 1995 are 7.31% and 7.14%, respectively. The improvement in investment yield is primarily attributed to fixed maturity investments. Cash generated from the sales of universal life insurance products, has been invested primarily in our fixed investment portfolio.

    The investments are generally managed to match related insurance and policyholder liabilities. The comparison of investment return with insurance or investment product crediting rates establishes an interest spread. The minimum interest spread between earned and credited rates is 1% on the "Century 2000" universal life insurance product, which currently is the primary sales product. UTG and its subsidiaries' monitors investment yields, and when necessary adjusts credited interest rates on its insurance products to preserve targeted interest spreads. It is expected that monitoring of the interest spreads by management will provide the necessary margin to adequately provide for associated costs on the insurance policies UTG and its subsidiaries' currently has in force and will write in the future.

    Realized investment losses were $466,000 and $114,000 in 1996 and 1995, respectively UTG and its subsidiaries' sold two foreclosed real estate properties that resulted in approximately $357,000 in realized losses in 1996. There were other gains and losses during the period that comprised the remaining amount reported but were immaterial in nature on an individual basis.


      EXPENSES OF UTG

     Life benefits, net of reinsurance benefits and claims, increased 2% compared to 1995. The increase in life benefits is due primarily to settlement expenses discussed in the following paragraph:

     In 1994, UG became aware that certain new insurance business was being solicited by certain agents and issued to individuals considered to be not insurable by UTG and its subsidiaries' standards. These nonstandard policies had a face amount of $22,700,000 and represented 1/2 of 1% of the insurance in-force in 1994. Management's initial analysis indicated that expected death claims on  the  business  in-force  was adequate  in  relation  to  mortality
     assumptions   inherent   in                            the calculation
     of statutory reserves. Nevertheless, management determined it was in the best interest of UTG and its subsidiaries' to repurchase as many of the non-standard policies as possible. Through December 31, 1996, UTG and its subsidiaries' spent approximately $7,099,000 for the settlement of non-standard policies and for the legal defense of related litigation. In relation to settlement of non-standard policies UTG and its subsidiaries incurred life benefits of $3,307,000 and $720,000 in 1996 and 1995, respectively. UTG and its subsidiaries' incurred legal costs of $906,000 and $687,000 in 1996 and 1995, respectively. All the policies associated with this issue have been settled as of December 31, 1996. UTG and its insurance subsidiaries' has approximately $3,742,000 of insurance in-force and $1,871,000 of reserves from the issuance of paid-up life insurance policies for settlement of matters related to the original non-standard policies. Management believes the reserves are adequate in relation to expected mortality on this block of in-force.

     Commissions and amortization of deferred policy acquisition costs decreased 14% in 1996 compared to 1995. The decrease is due to a decrease in commissions expense. Commissions decreased 15% in 1996 compared to 1995. The decrease in commissions was due to the decline in new business production. There is a direct relationship between premium revenues and commission expenses. First year premium production decreased 15% and first year commissions decreased 32% when comparing 1996 to 1995. Amortization of deferred policy acquisition costs decreased 12% in 1996 compared to 1995. Management expects commissions and amortization of deferred policy acquisition costs to decrease in the future if premium revenues continue to decline.

    Amortization of cost of insurance acquired increased 26% in 1996 compared to 1995. Cost of insurance acquired is amortized in relation to expected future profits, including direct charge-offs for any excess of the unamortized asset over the projected future profits. UTG and its subsidiaries' did not have any charge-offs during the periods covered by this report. The increase in amortization during the current period is a normal fluctuation due to the expected future profits. Amortization of cost of insurance acquired is particularly sensitive to changes in persistency of certain blocks of insurance in force.

    UTG and its subsidiaries' reported a non-recurring write down of value of agency force of $0 and $8,297,000 in 1996 and 1995, respectively. The write down was directly related to the change in distribution systems. UTG and its subsidiaries' changed its focus from primarily a broker agency distribution system to a captive agent system. Business produced by the broker agency force in recent years did not meet expectations. With the change in focus of distribution systems, most of the broker agents were terminated. The termination of most of the agents involved in the broker agency force caused management to re evaluate and write-off the value of the agency force carried on the balance sheet.

    Operating expenses increased 6% in 1996 compared to 1995. The primary factor that caused the increase in operating expenses is directly related to increased legal costs and reserves established for litigation. The legal costs are due to the settlement of non-standard insurance policies as was discussed in the review of life benefits. UTG and its subsidiaries' incurred legal costs of $906,000 and $687,000 in 1996 and 1995, respectively in relation to the settlement of the non standard insurance policies.

    Interest expense decreased 12% in 1996 compared to 1995. Since December 31, 1995, notes payable decreased approximately $1,623,000 that has directly attributed to the decrease in interest expense during 1996. Interest expense was also reduced, as a result of the refinancing of the senior debt under which the new interest rate is more favorable. Please refer to Note 12 "Notes Payable" of the Consolidated Notes to the Financial Statements of UTG for more information on this matter.

    NET LOSS OF UTG

    UTG and its subsidiaries' had a net loss of $1,661,000 in 1996 compared to a net loss of $5,321,000 in 1995. The net loss in 1996 is attributed to the increase in life benefits net of reinsurance and operating expenses primarily associated with settlement and other related costs of the non-standard life insurance policies.


(d) NET LOSS

The Company recorded a net loss of $319,000 for 1996 compared to a net loss of $2,148,000 for the same period one year ago. The net loss is from the equity share of UTG's operating results.

FINANCIAL CONDITION

The Company owns 47% equity interest in UTG which controls total assets  of
approximately  $348,000,000.   Audited  financial  statements  of  UTG  are
presented as Exhibit 99(d) of this filing.


LIQUIDITY AND CAPITAL RESOURCES

Since UII is a holding company, funds required to meet its debt service requirements and other expenses are primarily provided by its affiliates. UII's cash flow is dependent on revenues from a management agreement with USA and its earnings received on invested assets and cash balances. At December 31, 1997, substantially all of the shareholders equity represents investment in affiliates. UII does not have significant day to day operations of its own. Cash requirements of UII primarily relate to the payment of interest on its convertible debentures and expenses related to maintaining the Company as a corporation in good standing with the various regulatory bodies which govern corporations in the jurisdictions where the Company does business. The payment of cash dividends to shareholders is not legally restricted. However, insurance company dividend payments are regulated by the state insurance department where the company is domiciled. UTI is the ultimate parent of UG through ownership of several intermediary holding companies. UG can not pay a dividend directly to UII due to the ownership structure. Please refer to Note 1 of the Notes to the Financial Statements. UG's dividend limitations are described below without effect of the ownership structure.

Ohio domiciled insurance companies require five days prior notification to the insurance commissioner for the payment of an ordinary dividend. Ordinary dividends are defined as the greater of: a) prior year statutory earnings or b) 10% of statutory capital and surplus. For the year ended
December 31, 1997, UG had a statutory gain from operations of $1,779,000. At December 31, 1997, UG statutory capital and surplus amounted to
$10,997,000. Extraordinary dividends (amounts in excess of ordinary dividend limitations) require prior approval of the insurance commissioner and are not restricted to a specific calculation.

The Company currently has $711,000 in cash and cash equivalents. The Company holds one mortgage loan. Operating activities of the Company produced cash flows of $324,097, $255,675 and $326,905 in 1997, 1996 and
1995, respectively. The Company had uses of cash from investing activities of $50,764, $180,402 and $192,801 in 1997, 1996 and 1995, respectively.
Cash flows from financing activities were ($2,112), $33 and $0 in 1997, 1996 and 1995, respectively.

In  early  1994,  UII received $902,300 from the sale of  Debentures.   The
Debentures were issued pursuant to an indenture between the Company and First of America Bank - Southeast Michigan, N.A., as trustee. The Debentures are general unsecured obligations of UII, subordinate in right of payment to any existing or future senior debt of UII. The Debentures are exchangeable and transferable, and are convertible at any time prior to March 31, 1999 into UII's Common Stock at a conversion price of $25 per share, subject to adjustment in certain events. The Debentures bear interest from March 31, 1994, payable quarterly, at a variable rate equal to one percentage point above the prime rate published in the Wall Street Journal from time to time. On or after March 31, 1999, the Debentures will be redeemable at UII's option, in whole or in part, at redemption prices declining from 103% of their principal amount. No sinking fund will be established to redeem the Debentures. The Debentures will mature on March 31, 2004. The Debentures are not listed on any national securities exchange or the NASDAQ National Market System.

Management believes that the overall sources of liquidity available to the Company will be more than sufficient to satisfy its financial obligations.

REGULATORY ENVIRONMENT

The Company's insurance affiliates are assessed contributions by life and health guaranty associations in almost all states to indemnify policyholders of failed companies. In several states the company may reduce premium taxes paid to recover a portion of assessments paid to the states' guaranty fund association. This right of "offset" may come under review by the various states, and the company cannot predict whether and to what extent legislative initiatives may affect this right to offset. Also, some state guaranty associations have adjusted the basis by which they assess the cost of insolvencies to individual companies. The Company believes that its reserve for future guaranty fund assessments is sufficient to provide for assessments related to known insolvencies. This reserve is based upon management's current expectation of the availability of this right of offset, known insolvencies and state guaranty fund assessment bases. However, changes in the basis whereby assessments are charged to individual companies and changes in the availability of the right to offset assessments against premium tax payments could materially affect the company's results.

Currently, the Company's insurance affiliates are subject to government regulation in each of the states in which they conduct business. Such regulation is vested in state agencies having broad administrative power dealing with all aspects of the insurance business, including the power to:
(i) grant and revoke licenses to transact business; (ii) regulate and supervise trade practices and market conduct; (iii) establish guaranty associations; (iv) license agents; (v) approve policy forms; (vi) approve premium rates for some lines of business; (vii) establish reserve requirements; (viii) prescribe the form and content of required financial statements and reports; (ix) determine the reasonableness and adequacy of statutory capital and surplus; and (x) regulate the type and amount of permitted investments. Insurance regulation is concerned primarily with the protection of policyholders. The Company cannot predict the form of any future proposals or regulation. The Company's insurance affiliates, USA, UG, APPL and ABE are domiciled in the states of Ohio, Ohio, West Virginia and Illinois, respectively.

The insurance regulatory framework continues to be scrutinized by various states, the federal government and the National Association of Insurance Commissioners ("NAIC"). The NAIC is an association whose membership consists of the insurance commissioners or their designees of the various states. The NAIC has no direct regulatory authority over insurance companies, however its primary purpose is to provide a more consistent method of regulation and reporting from state to state. This is accomplished through the issuance of model regulations, which can be adopted by individual states unmodified, modified to meet the state's own needs or requirements, or dismissed entirely. Most states also have insurance holding company statutes which require registration and periodic reporting by insurance companies controlled by other corporations licensed to transact business within their respective jurisdictions. The insurance affiliates are subject to such legislation and registered as controlled insurers in those jurisdictions in which such registration is required. Statutes vary from state to state but typically require periodic disclosure, concerning the corporation, that controls the registered insurers and all affiliates of such corporation. In addition, prior notice to, or approval by, the state insurance commission of material intercorporate transfers of assets, reinsurance agreements, management agreements (see Note 9 in the notes to the consolidated financial statements), and payment of dividends (see note 2 in the notes to the consolidated financial statements) in excess of specified amounts by the insurance subsidiary, within the holding company system, are required.

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

At year-end 1997, the insurance companies had one ratio outside the normal range. The ratio is related to the decrease in premium income. The ratio fell outside the normal range the last three years. A primary cause for the decrease in premium revenues is related to the potential change in control of UTI over the last two years to two different parties. During September of 1996, it was announced that control of UTI would pass to an unrelated party, but the transaction did not materialize. At this writing, negotiations are progressing with a different unrelated party for the change in control of UTI. Please refer to the Notes to the Consolidated Financial Statements for additional information. The possible changes and resulting uncertainties have hurt the insurance companies' ability to recruit and maintain sales agents. The industry has experienced a downward trend in the total number of agents who sell insurance products, and competition for the top sales producers has intensified. As this trend appears to continue, the recruiting focus of the Company has been on introducing quality individuals to the insurance industry through an extensive internal training program. The Company feels this approach is conducive to the mutual success of our new recruits and the Company as these recruits market our products in a professional, company structured manner.

The NAIC, in conjunction with state regulators, has been reviewing existing insurance laws and regulations. A committee of the NAIC proposed changes in the regulations governing insurance company investments and holding company investments in subsidiaries and affiliates which were adopted by the NAIC as model laws in 1996. The Company does not presently anticipate any material adverse change in its business as a result of these changes.

Legislative and regulatory initiatives regarding changes in the regulation of banks and other financial services businesses and restructuring of the federal income tax system could, if adopted and depending on the form they take, have an adverse impact on the Company by altering the competitive environment for its products. The outcome and timing of any such changes cannot be anticipated at this time, but the Company will continue to monitor developments in order to respond to any opportunities or increased competition that may occur.

The NAIC adopted the Life Illustration Model Regulation. Many states have adopted the regulation effective January 1, 1997. This regulation requires products which contain non-guaranteed elements, such as universal life and interest sensitive life, to comply with certain actuarially established tests. These tests are intended to target future performance and profitability of a product under various scenarios. The regulation does not prevent a company from selling a product that does not meet the various tests. The only implication is the way in which the product is marketed to the consumer. A product that does not pass the tests uses guaranteed assumptions rather than current assumptions in presenting future product performance to the consumer. The Company conducts an ongoing thorough review of its sales and marketing process and continues to emphasize its compliance efforts.

A task force of the NAIC is currently undertaking a project to codify a comprehensive set of statutory insurance accounting rules and regulations. This project is not expected to be completed earlier than 1999. Specific recommendations have been set forth in papers issued by the NAIC for industry review. The Company is monitoring the process, but the potential impact of any changes in insurance accounting standards is not yet known.


ACCOUNTING AND LEGAL DEVELOPMENTS

The Financial Accounting Standards Board (FASB) has issued Statement of Financial Accounting Standards (SFAS) No. 128 entitled Earnings per share, which is effective for financial statements for fiscal years beginning after December 15, 1997. SFAS No. 128 specifies the computation, presentation, and disclosure requirements for earnings per share (EPS) for entities with publicly held common stock or potential common stock. The Statement's objective is to simplify the computation of earnings per share, and to make the U.S. standard for computing EPS more compatible with the EPS standards of other countries.

Under SFAS No. 128, primary EPS computed in accordance with previous opinions is replaced with a simpler calculation called basic EPS. Basic EPS is calculated by dividing income available to common stockholders (i.e., net income or loss adjusted for preferred stock dividends) by the weighted-average number of common shares outstanding. Thus, in the most significant change in current practice, options, warrants, and convertible securities are excluded from the basic EPS calculation. Further, contingently issuable shares are included in basic EPS only if all the necessary conditions for the issuance of such shares have been satisfied by the end of the period.

Fully diluted EPS has not changed significantly but has been renamed diluted EPS. Income available to common stockholders continues to be adjusted for assumed conversion of all potentially dilutive securities using the treasury stock method to calculate the dilutive effect of options and warrants. However, unlike the calculation of fully diluted EPS under previous opinions, a new treasury stock method is applied using the average market price or the ending market price. Further, prior opinion requirement to use the modified treasury stock method when the number of options or warrants outstanding is greater than 20% of the outstanding shares also has been eliminated. SFAS 128 also includes certain shares that are contingently issuable; however, the test for inclusion under the new rules is much more restrictive.

SFAS No. 128 requires companies reporting discontinued operations, extraordinary items, or the cumulative effect of accounting changes are to use income from operations as the control number or benchmark to determine whether potential common shares are dilutive or antidilutive. Only dilutive securities are to be included in the calculation of diluted EPS.

This statement was adopted for the 1997 Financial Statements. For all periods presented the Company reported a loss from continuing operations so any potential issuance of common shares would have an antidilutive effect on EPS. Consequently, the adoption of SFAS No. 128 did not have an impact on the Company's financial statement.

The FASB has issued SFAS No. 130 entitled Reporting Comprehensive Income and SFAS No. 132 Employers' Disclosures about Pensions and Other Postretirement Benefits. Both of the above statements are effective for financial statements with fiscal years beginning after December 15, 1997.

SFAS No. 130 defines how to report and display comprehensive income and its components in a full set of financial statements. The purpose of reporting comprehensive income is to report a measure of all changes in equity of an enterprise that result from recognized transactions and other economic events of the period other than transactions with owners in their capacity as owners.

SFAS    No.  132  addresses  disclosure  requirements  for  post-retirement
benefits.   The  statement does not change post-retirement  measurement  or recognition issues.


The Company will adopt both SFAS No. 130 and SFAS No. 132 for the 1998 financial statements. Management does not expect either adoption to have a material impact on the Company's financial statements.

The Company is not aware of any litigation that will have a material adverse effect on the financial position of the Company. In addition, the Company does not believe that the regulatory initiatives currently under consideration by various regulatory agencies will have a material adverse impact on the Company. The Company is not aware of any material pending or threatened regulatory action with respect to the Company or any of its affiliates. The Company does not believe that any insurance guaranty fund assessments will be materially different from amounts already provided for in the financial statements.


YEAR 2000 ISSUE

The "Year 2000 Issue" is the inability of computers and computing technology to recognize correctly the Year 2000 date change. The problem results from a long-standing practice by programmers to save memory space by denoting Years using just two digits instead of four digits. Thus, systems that are not Year 2000 compliant may be unable to read dates correctly after the Year 1999 and can return incorrect or unpredictable results. This could have a significant effect on the Company's business/financial systems as well as products and services, if not corrected.

The Company established a project to address year 2000 processing concerns in September of 1996. In 1997 the Company completed the review of the Company's internally and externally developed software, and made corrections to all year 2000 non-compliant processing. The Company also secured verification of current and future year 2000 compliance from all major external software vendors. In December of 1997, a separate computer operating environment was established with the system dates advanced to December of 1999. A parallel model office was established with all dates in the data advanced to December of 1999. Parallel model office processing is being performed using dates from December of 1999 to January of 2001, to insure all year 2000 processing errors have been corrected. Testing should be completed by the end of the first quarter of 1998. After testing is completed, periodic regression testing will be performed to monitor continuing compliance. By addressing year 2000 compliance in a timely manner, compliance will be achieved using existing staff and without significant impact on the Company operationally or financially.


PROPOSED MERGER

On March 25, 1997, the Board of Directors of UTI and UII voted to recommend to the shareholders a merger of the two companies. Under the Plan of Merger, UTI would be the surviving entity with UTI issuing one share of its stock for each share held by UII shareholders.

UTI owns 53% of United Trust Group, Inc., an insurance holding company, and UII owns 47% of United Trust Group, Inc. Neither UTI nor UII have any other significant holdings or business dealings. The Board of Directors of each company thus concluded a merger of the two companies would be in the best interests of the shareholders. The merger will result in certain cost savings, primarily related to costs associated with maintaining a corporation in good standing in the states in which it transacts business. A vote of the shareholders of UTI and UII regarding the proposed merger is anticipated to occur sometime during the third quarter of 1998.


SUBSEQUENT EVENT

On February 19, 1998, UTI signed a letter of intent with Jesse T. Correll, whereby Mr. Correll will personally or in combination with other individuals make an equity investment in UTI over a period of three years. Under the terms of the letter of intent Mr. Correll will buy 2,000,000 authorized but unissued shares of UTI common stock for $15.00 per share and will also buy 389,715 shares of UTI common stock, representing stock of UTI and UII, that UTI purchased during the last eight months in private transactions at the average price UTI paid for such stock, plus interest, or approximately $10.00 per share. Mr. Correll also will purchase 66,667 shares of UTI common stock and $2,560,000 of face amount of convertible bonds (which are due and payable on any change in control of UTI) in private transactions, primarily from officers of UTI. Upon completion of the transaction, Mr. Correll would be the largest shareholder of UTI.

UTI intends to use the equity that is being contributed to expand their operations through the acquisition of other life insurance companies. The transaction is subject to negotiation of a definitive purchase agreement; completion of due diligence by Mr. Correll; the receipt of regulatory and other approvals; and the satisfaction of certain conditions. The transaction is not expected to be completed before June 30, 1998, and there can be no assurance that the transaction will be completed.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Any forward-looking statement contained herein or in any other oral or written statement by the company or any of its officers, directors or employees is qualified by the fact that actual results of the company may differ materially from any such statement due to the following important factors, among other risks and uncertainties inherent in the company's business:

1. Prevailing interest rate levels, which may affect the ability of the company to sell its products, the market value of the company's investments and the lapse ratio of the company's policies, notwithstanding product design features intended to enhance persistency of the company's products.

2. Changes in the federal income tax laws and regulations which may affect the relative tax advantages of the company's products.

3. Changes  in  the regulation of financial services, including bank  sales
   and    underwriting  of  insurance  products,  which   may   affect  the
   competitive environment for the company's products.

4. Other  factors  affecting the performance of the company, including, but
   not    limited   to,   market   conduct  claims,   insurance    industry
   insolvencies, stock market performance, and investment performance.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


Listed below are the financial statements included in this Part of the Annual Report on SEC Form 10-K:

                                                     Page No.
UNITED INCOME, INC.


Independent Auditor's Report for the
  Years ended December 31, 1997, 1996, 1995              25



  Balance Sheets                                         26



  Statements of Operations                               27



  Statements of Shareholders' Equity                     28



  Statements of Cash Flows                               29



  Notes to Financial Statements                       30-38





ITEM  9.    DISAGREEMENTS  WITH  ACCOUNTANTS ON  ACCOUNTING  AND  FINANCIAL
DISCLOSURE

None
                                    24

                          INDEPENDENT AUDITORS' REPORT





Board of Directors and Shareholders
United Income, Inc.


     We have audited the accompanying balance sheets of United Income, Inc. (an Ohio corporation) as of December 31, 1997 and 1996, and the related statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of United Income, Inc. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.


                                   KERBER, ECK & BRAECKEL LLP




Springfield, Illinois
March 26, 1998

UNITED INCOME, INC. BALANCE SHEETS
As of December 31, 1997 and 1996




                                     ASSETS
                                                1997          1996

Cash and cash equivalents                  $    710,897  $    439,676
Mortgage loans                                  121,520       122,853
Notes receivable from affiliate                 864,100       864,100
Accrued interest income                          12,068        11,784
Property and equipment (net of accumulated
  depreciation of $93,648 and $92,140)            1,070         2,578
Investment in affiliates                     11,060,682    11,324,947
Receivable from affiliate                        23,192        31,837
Other assets (net of accumulated amortization
  of $138,810 and $101,794)                      46,258        83,274
     Total assets                          $ 12,839,787  $ 12,881,049



                      LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities and accruals:
Convertible debentures                      $   902,300  $    902,300
Other liabilities                                 1,534         1,273
     Total liabilities                          903,834       903,573

Shareholders' equity:
Common stock - no par value, stated value $.033
  per share.  Authorized 2,310,001 shares - 1,391,919
  and 1,392,130 shares issued after deducting
  treasury shares of 177,590 and 177,590         45,934       45,940
Additional paid-in capital                   15,242,365   15,244,471
Unrealized depreciation of investments
  held for sale of affiliate                    (19,603)     (59,508)
Accumulated deficit                          (3,332,743   (3,253,427)
     Total shareholders' equity              11,935,953   11,977,476
     Total liabilities and
      shareholders' equity                  $12,839,787  $12,881,049

                          See accompanying notes.

UNITED INCOME, INC.
STATEMENTS OF OPERATIONS
Three Years Ended December 31, 1997


                                       1997          1996          1995
Revenues:

  Interest income                 $     27,127  $     13,099  $     16,516
  Interest income from affiliates       82,579        79,433        71,646
  Service agreement income
   from affiliates                     989,295     1,567,891     2,015,325
Other income from affiliates            87,073     127,922       129,627
Realized investment gains                  0         2,599           905
  Other income                              48             3           130
                                     1,186,122     1,790,947     2,234,149
Expenses:

  Management fee to affiliate          743,577     1,240,735     1,809,195
  Operating expenses                    80,173        89,529        78,505
  Interest expense                      85,155        84,027        88,538
                                       908,905     1,414,291     1,976,238

Gain before income taxes and equity
  in loss of investees                 277,217       376,656       257,911
Provision for income taxes                   0             0             0
Equity in loss of investees           (356,533)     (695,739)   (2,405,813)
Net loss                          $    (79,316) $   (319,083) $ (2,147,902)


Net loss per
  common share                    $      (0.06) $      (0.23) $      (1.54)

Average common
  shares outstanding                 1,391,996     1,392,084     1,392,060


                          See accompanying notes.


UNITED INCOME, INC.
STATEMENTS OF SHAREHOLDERS' EQUITY
Three Years Ended December 31, 1997
                                            1997          1996      1995
Common stock
  Balance, beginning of year           $    45,940  $    45,938  $   45,938
  Exercise of stock options                      0            2           0
  Stock retired from purchase of fractional
   shares of reverse stock split                (6)           0           0
  Balance, end of year                 $    45,934  $    45,940  $   45,938



Additional paid-in capital
  Balance, beginning of year           $15,244,471  $15,243,773 $15,243,773
  Exercise of stock options                      0          698           0
  Stock retired from purchase of fractional
   shares of reverse stock split            (2,106)           0           0
  Balance, end of year                 $15,242,365  $15,244,471 $15,243,773
Unrealized appreciation (depreciation) of
investments held for sale
  Balance, beginning of year           $   (59,508) $      (236) $  (99,907)
  Change during year                        39,905      (59,272)     99,671
  Balance, end of year                 $   (19,603) $   (59,508) $     (236)

Accumulated deficit
  Balance, beginning of year           $(3,253,427) $(2,934,344) $ (786,442)
  Net loss                                  79,316)    (319,083) (2,147,902)
  Balance, end of year                 $(3,332,743) $(3,253,427)$(2,934,344)
Total shareholders' equity,
  end of year                          $11,935,953  $11,977,476 $12,355,131

                          See accompanying notes.

UNITED INCOME, INC.
STATEMENTS OF CASH FLOWS
Three Years Ended December 31, 1997
                                     1997         1996          1995
Increase (decrease) in cash and
 cash equivalents
Cash flows from operating activities:
  Net loss                             $    (79,316) $  (319,083) $(2,147,902)
Adjustments to reconcile net loss to
   net cash provided by (used in)
    operating activities
Depreciation and amortization                38,524       45,331       52,169
Gain on payoff of mortgage loans                  0       (2,599)           0
  Accretion of discount
   on mortgage loans                           (266)        (481)      (1,591)
  Compensation expense through
   stock option plan                              0          667            0
Equity in loss of investees                 356,533      695,739    2,405,813
Changes in assets and liabilities:
  Change in accrued interest income            (284)      (4,744)      (1,713)
Change in receivable from affiliates          8,645     (119,706)      25,598
  Change in other liabilities                   261      (39,449)      (5,469)
Net cash provided by
  operating activities                      324,097      255,675      326,905

Cash flows from investing activities:
  Change in notes receivable from affiliate       0     (150,000)           0
  Purchase of investments in affiliates     (52,363)           0      (26,091)
  Capital contribution to investee                0      (94,000)     (47,000)
  Sale of investments in affiliates               0            0        1,810
  Payments of principal on mortgage loans     1,599       62,434        4,480
  Purchase of mortgage loan                       0            0     (126,000)
  Proceeds from sale of
   property and equipment                         0        1,164            0
Net cash used in investing activities       (50,764)    (180,402)    (192,801)

Cash flows from financing activities:
  Proceeds from sale of common stock              0           33            0
  Payment for fractional shares
   from reverse stock split                  (2,112)           0            0
Net cash provided by (used in)
  financing activities                       (2,112)          33            0

Net increase in cash and
  cash equivalents                          271,221       75,306      134,104
Cash and cash equivalents
  at beginning of year                      439,676      364,370      230,266
Cash and cash equivalents
  at end of year                        $   710,897  $   439,676  $   364,370




                          See accompanying notes.

UNITED INCOME, INC.
NOTES TO FINANCIAL STATEMENTS

1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. ORGANIZATION   -   At December 31, 1997, the affiliates  of   United
   Income, Inc. were as Depicted on the following organizational chart.

                          ORGANIZATIONAL CHART
                        AS OF DECEMBER 31, 1997



United Trust, Inc. ("UTI") is the ultimate controlling company. UTI owns 53% of United Trust Group ("UTG") and 41% of United Income, Inc. ("UII"). UII owns 47% of UTG. UTG owns 79% of First Commonwealth Corporation ("FCC") and 100% of Roosevelt Equity Corporation ("REC"). FCC owns 100% of Universal Guaranty Life Insurance Company ("UG"). UG owns 100% of United Security Assurance Company ("USA"). USA owns 84% of Appalachian Life Insurance Company ("APPL") and APPL owns 100% of Abraham Lincoln Insurance Company ("ABE").

The   summary   of   the   Company's   significant   accounting    policies
consistently applied in the preparation of the accompanying consolidated financial statements follows.

B.NATURE  OF OPERATIONS - United Income, Inc. ("UII"), referred to  as  the
  ("Company"), was incorporated November 2, 1987, and commenced its activities January 20, 1988. UII is an insurance holding company that through its insurance affiliates sells individual life insurance products. UII is an affiliate of UTI, an Illinois insurance holding company. UTI owns 40.6% of UII.

C.MORTGAGE LOANS - at unpaid balances, adjusted for amortization premium or discount, less allowance for possible losses. Realized gains and losses on sales of mortgage loans are recognized in net income on a specific identification basis.

D.PROPERTY  AND  EQUIPMENT - Property and equipment is  recorded  at  cost.
  Depreciation  is  provided  using  a straight-line  method.   Accumulated
  depreciation  was  $93,648  in 1997 and $92,140  in  1996.   Depreciation
  expense for the years ended December 1997, 1996, and 1995 was $1,508, $8,315, and $11,265 respectively.

E.CASH AND CASH EQUIVALENTS - The Company considers certificates of deposit and other short-term investment instruments with an original purchased maturity of three months or less as cash equivalents.

F.EARNINGS  PER  SHARE  -  Earnings per share are  based  on  the  weighted average number of common shares outstanding during each year, retroactively adjusted to give effect to all stock splits. In accordance with Statement of Financial Accounting Standards No. 128, the computation of diluted earnings per share is not shown since the Company has a loss from continuing operations in each period presented, and any assumed conversion, exercise, or contingent issuance of securities would have an antidilutive effect on earnings per share.

G.USE OF ESTIMATES - In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

H.RECLASSIFICATIONS - Certain prior year amounts have been reclassified to conform with the current year presentation. Such reclassifications had no effect on previously reported net income (loss), total assets, or shareholders' equity.


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


3.   RELATED PARTY TRANSACTIONS

Effective November 8, 1989, United Security Assurance Company ("USA") entered a service agreement with its then direct parent, UII, for certain administrative services. Pursuant to the terms of the agreement, USA pays UII monthly fees equal to 22% of the amount of collected first year premiums, 20% in second year and 6% of the renewal premiums in years three and after. The Company recognized service agreement income of $989,295, $1,567,891 and $2,015,325 in 1997, 1996 and 1995, respectively.

Effective September 1, 1990, UII entered a service agreement with United Trust, Inc. (UTI) for certain administrative services. Through its personnel, UTI performs such services as may be mutually agreed upon between the parties. In compensation for its services, UII pays UTI a contractually established fee. The Company incurred expenses of $593,577, $940,735 and $1,209,195 during 1997, 1996 and 1995, respectively, pursuant to the terms of the service agreement with UTI. In addition, the Company incurred $150,000, $300,000 and $600,000 during 1997, 1996 and 1995, respectively, as reimbursement for services performed on its behalf by FCC.

At December 31, 1997, the Company owns $864,100 in notes receivable from affiliates. The notes carry interest at a rate of 1% above prime. Interest is received quarterly. Principal is due upon maturity, with $150,000 maturing in 1999, $700,000 maturing in 2006 and $14,100 maturing in 2012.


4.   STOCK OPTION PLANS

The Company has a stock option plan under which certain directors, officers and employees may be issued options to purchase up to 31,500 shares of common stock at $13.07 per share. Options become exercisable at 25% annually beginning one year after date of grant and expire generally in five years. In November 1992, 10,437 option shares were granted. At December 31, 1997, options for 451 shares were exercisable and options for 20,576 shares were available for grant. Options for 10,437 shares expired during 1997. No options were exercised during 1997.

A summary of the status of the Company's stock option plan for the three years ended December 31, 1997, and changes during the years ending on those dates is presented below.


                          1997                1996                1995
                              Exercise           Exercise          Exercise
                     Shares     Price   Shares     Price   Shares    Price
 Outstanding  at
  beginning of year  10,888  $  13.07   10,888  $  13.07   10,437  $  13.07
 Granted                  0      0.00        0      0.00      451     13.07
 Exercised                0      0.00        0      0.00        0      0.00
 Forfeited           10,437     13.07        0      0.00        0      0.00
 Outstanding at
  end of year           451  $  13.07   10,888  $  13.07   10,888  $  13.07

 Options exercisable
  at year end           451  $  13.07   10,888  $  13.07   10,888  $  13.07

   The following information applies to options outstanding at December 31, 1997:

  Number outstanding                             451
  Exercise price                             $ 13.07
  Remaining contractual life                 3 years

On January 15, 1991, the Company adopted an additional Non-Qualified Stock Option Plan under which certain employees and sales personnel may be granted options. The plan provides for the granting of up to 42,000 options at an exercise price of $.47 per share. The options generally expire five years from the date of grant. Options for 10,220 shares of common stock were granted in 1991, options for 1,330 shares were granted in 1993 and options for 301 shares were granted in 1995. A total of 11,620 option shares have been exercised as of December 31, 1997. At December 31, 1997, 231 options have been granted and are exercisable. Options for 0 and 70 shares were exercised during 1997 and 1996, respectively.

  A summary of the status of the Company's stock option plan for the three years ended December 31, 1997, and changes during the years ending on those dates is presented below.

                            1997               1996               1995
                               Exercise           Exercise           Exercise
                      Shares     Price   Shares     Price   Shares     Price
 Outstanding at
   beginning of year     231   $  0.47      301   $  0.47        0   $  0.47
 Granted                   0      0.00        0      0.00      301      0.47
 Exercised                 0      0.00      (70)     0.47        0      0.00
 Forfeited                 0      0.00        0      0.00        0      0.00
 Outstanding
  at end of year         231   $  0.47      231   $  0.47      301   $  0.47

 Options exercisable
   at year end           231   $  0.47      231   $  0.47      301   $  0.47
 Fair value of options
   granted during
   the year                     $ 0.00            $  0.00            $  8.40


   The following information applies to options outstanding at December 31, 1997:

  Number outstanding                             231
  Exercise price                              $ 0.47
  Remaining contractual life                 3 years


5.   INCOME TAXES

The Company has net operating loss carryforwards for federal income tax purposes expiring as follows:

                                     UII
             2006                    $   41,314
             2007                       531,747

                TOTAL                $  573,061


The Company has established a deferred tax asset of $200,571 for its operating loss carryforwards and has established an allowance of $200,571 against this asset. The Company has no other deferred tax components which would be reflected in the balance sheets.

The provision for income taxes shown in the statements of operations does not bear the normal relationship to pre-tax income as a result of certain permanent differences. The sources and effects of such differences are summarized in the following table:

                                            1997       1996       1995
Income tax at statutory rate of
  35% of income before income taxes      $ 97,026   $ 131,830   $ 90,269
Utilization of net operating loss
 carryforward                             (97,026    (133,866)   (92,049)
Depreciation                                    0       2,036      1,780
Provision for income taxes               $      0   $       0   $      0


6.  SUMMARIZED FINANCIAL INFORMATION OF UNITED TRUST GROUP, INC.

The following provides summarized financial information for the Company's 50% or less owned affiliate:


                                  December 31,     December31,
ASSETS                              1997              1996
Total investments               $ 222,601,494    $ 221,078,779
Cash and cash equivalents          15,763,639       16,903,789
Cost of insurance acquired         45,009,452       47,536,812
Other assets                       64,576,450       69,480,242

     Total assets               $ 347,951,035    $ 354,999,622


       LIABILITIES AND SHAREHOLDERS' EQUITY
Policy liabilities              $ 268,237,887    $ 268,771,766
Notes payable                      19,081,602       19,839,853
Deferred taxes                     12,157,685       11,591,086
Other liabilities                   4,053,293        6,335,866
     Total liabilities            303,530,467      306,538,571
Minority interests in
 consolidated subsidiaries         10,130,024       13,332,034


Shareholders' equity
Common stock no par value          45,926,705       45,926,705
Authorized 10,000 shares - 100 issued
Unrealized depreciation of
 investment in stocks                 (41,708)        (126,612)
Accumulated deficit               (11,594,453)     (10,671,076)
  Total shareholders' equity       34,290,544       35,129,017
  Total liabilities and
     shareholders' equity       $ 347,951,035    $ 354,999,622

                                      34

                                      1997           1996           1995

Premiums and policy fees,
    net  of  reinsurance        $  28,639,245   $  30,944,458   $  33,098,536
Net investment income              14,882,677      15,902,107      15,497,547
Other                                (171,304)       (370,454)          1,237
                                   43,350,618      46,476,111      48,597,320
Benefits, claims and
 settlement expenses               27,055,171      30,326,032      29,855,764
Other expenses                     16,776,537      22,953,093      30,725,908

                                   43,831,708      53,279,125      60,581,672

Loss before income tax and
  minority interest                  (481,090)     (6,803,014)    (11,984,352)
Income tax credit (provision)        (571,999)      4,643,961       4,724,792
Minority interest in loss of
  consolidated subsidiaries           129,712         498,356       1,938,684
Net loss                           $ (923,377)   $ (1,660,697)  $  (5,320,876)


7.   SHAREHOLDER DIVIDEND RESTRICTION

At December 31, 1997, substantially all of consolidated shareholders' equity represents investment in affiliates. The payment of cash dividends to shareholders is not legally restricted. However, insurance company dividend payments are regulated by the state insurance department where the company is domiciled. UTI is the ultimate parent of UG through ownership of several intermediary holding companies. UG can not pay a dividend directly to UII due to the ownership structure. UG's dividend limitations are described below without effect of the ownership structure.

Ohio domiciled insurance companies require five days prior notification to the insurance commissioner for the payment of an ordinary dividend. Ordinary dividends are defined as the greater of: a) prior year statutory earnings or b) 10% of statutory capital and surplus. For the year ended
December 31, 1997, UG had a statutory gain from operations of $1,779,246. At December 31, 1997, UG's statutory capital and surplus amounted to $10,997,365. Extraordinary dividends (amounts in excess of ordinary dividend limitations) require prior approval of the insurance commissioner and are not restricted to a specific calculation.

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

9.   NEW ACCOUNTING STANDARDS

The Financial Accounting Standards Board (FASB) has issued Statement of Financial Accounting Standards (SFAS) No. 128 entitled Earnings per share, which is effective for financial statements for fiscal years beginning after December 15, 1997. SFAS No. 128 specifies the computation, presentation, and disclosure requirements for earnings per share (EPS) for entities with publicly held common stock or potential common stock. The Statement's objective is to simplify the computation of earnings per share, and to make the U.S. standard for computing EPS more compatible with the EPS standards of other countries.

Under SFAS No. 128, primary EPS computed in accordance with previous opinions is replaced with a simpler calculation called basic EPS. Basic EPS is calculated by dividing income available to common stockholders (i.e., net income or loss adjusted for preferred stock dividends) by the weighted-average number of common shares outstanding. Thus, in the most significant change in current practice, options, warrants, and convertible securities are excluded from the basic EPS calculation. Further, contingently issuable shares are included in basic EPS only if all the necessary conditions for the issuance of such shares have been satisfied by the end of the period.

Fully diluted EPS has not changed significantly but has been renamed diluted EPS. Income available to common stockholders continues to be adjusted for assumed conversion of all potentially dilutive securities using the treasury stock method to calculate the dilutive effect of options and warrants. However, unlike the calculation of fully diluted EPS under previous opinions, a new treasury stock method is applied using the average market price or the ending market price. Further, prior opinion requirement to use the modified treasury stock method when the number of options or warrants outstanding is greater than 20% of the outstanding shares also has been eliminated. SFAS 128 also includes certain shares that are contingently issuable; however, the test for inclusion under the new rules is much more restrictive.

SFAS No. 128 requires companies reporting discontinued operations, extraordinary items, or the cumulative effect of accounting changes are to use income from operations as the control number or benchmark to determine whether potential common shares are dilutive or antidilutive. Only dilutive securities are to be included in the calculation of diluted EPS.

This statement was adopted for the 1997 Financial Statements. For all periods presented the Company reported a loss from continuing operations so any potential issuance of common shares would have an antidilutive effect on EPS. Consequently, the adoption of SFAS No. 128 did not have an impact on the Company's financial statement.

The FASB has issued SFAS No. 130 entitled Reporting Comprehensive Income and SFAS No. 132 Employers' Disclosures about Pensions and Other Postretirement Benefits. Both of the above statements are effective for financial statements with fiscal years beginning after December 15, 1997.

SFAS No. 130 defines how to report and display comprehensive income and its components in a full set of financial statements. The purpose of reporting comprehensive income is to report a measure of all changes in equity of an enterprise that result from recognized transactions and other economic events of the period other than transactions with owners in their capacity as owners.

SFAS   No.   132  addresses  disclosure  requirements  for  post-retirement
benefits.   The  statement does not change post-retirement  measurement  or recognition issues.

The Company will adopt both SFAS No. 130 and SFAS No. 132 for the 1998 financial statements. Management does not expect either adoption to have a material impact on the Company's financial statements.

10.  PENDING CHANGE IN CONTROL OF UNITED TRUST, INC.

On February 19, 1998, UTI signed a letter of intent with Jesse T. Correll, whereby Mr. Correll will personally or in combination with other individuals make an equity investment in UTI over a three year period of time. Under the terms of the letter of intent, Mr. Correll will buy 2,000,000 authorized but unissued shares of UTI common stock for $15.00 per share and will also buy 389,715 shares of UTI common stock, representing stock of UTI and UII, that UTI purchased during the last eight months in private transactions at the average price UTI paid for such stock, plus interest, or approximately $10.00 per share. Mr. Correll also will purchase 66,667 shares of UTI common stock and $2,560,000 of face amount of convertible bonds (which are due and payable on any change in control of UTI) in private transactions, primarily from officers of UTI.

UTI intends to use the equity that is being contributed to expand their operations through the acquisition of other life insurance companies. The transaction is subject to negotiation of a definitive purchase agreement; completion of due diligence by Mr. Correll; the receipt of regulatory and other approvals; and the satisfaction of certain conditions. The transaction is not expected to be completed before June 30, 1998, and there can be no assurance that the transaction will be completed.


11.   REVERSE STOCK SPLIT

On May 13, 1997, UII effected a 1 for 14.2857 reverse stock split. Fractional shares received a cash payment on the basis of $0.70 for each old share. Prior period numbers have been restated to give effect of the reverse split.


12.   PROPOSED MERGER

On March 25, 1997, the Board of Directors of UTI and UII voted to recommend to the shareholders a merger of the two companies. Under the Plan of Merger, UTI would be the surviving entity with UTI issuing one share of its stock for each share held by UII shareholders.

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

A vote of the shareholders of UTI and UII regarding the proposed merger is anticipated to occur sometime during the third quarter of 1998.

13.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)


                                   1997
                          1st           2nd          3rd          4th

Interest income     $    2,659   $   2,680    $   10,806    $   10,982
Interest income/affil.  19,956      20,171        21,521        20,931
Service agreement
 income                294,095      87,596       213,518       194,086
Total revenues         342,657      33,661       266,816       242,988
Management fee         226,457      47,558       153,111       116,451
Operating expenses      50,318       9,682         9,912        10,261
Interest expense        20,866      21,430        21,429        21,430
Operating income        45,016      54,991        82,364        94,846
Net income (loss)       55,572      84,941      (136,852)      (82,977)
Net income (loss)
  per share               0.04        0.06         (0.10)        (0.06)


                                   1996
                       1st           2nd          3rd          4th

Net investment
 income            $     3,673   $   3,793    $    2,893    $    2,740
Interest income/affil.  18,078      20,717        20,249        20,389
Service agreement
 income                536,604     459,454       406,952       164,881
Total revenues         583,627     535,094       456,715       215,511
Management fee         421,963     425,672       294,170        98,930
Operating expenses      51,804      14,514        12,045        11,166
Interest expense        21,430      20,865        20,866        20,866
Operating income        88,430      74,043       129,634        84,549
Net income (loss)      235,469      50,795      (583,728)      (21,619)
Net income (loss)
  per share               0.01        0.00         (0.03)         0.00


                                   1995
                       1st           2nd          3rd          4th

Net investment
 income             $   1,431   $   7,283     $    4,064    $    3,738
Investment
 income/affil.         22,111      13,830         17,778        17,927
Service agreement
 income               505,118     529,411        494,867       485,929
Total revenues        570,284     587,002        540,031       536,832
Management fee        437,041     483,677        452,935       435,542
Operating expenses     46,264      23,951         12,243        (3,953)
Interest expense       21,485      22,676         22,384        21,993
Operating income
 (loss)                65,494      56,698         52,469        83,250
Net income (loss)     137,752    (530,781)       132,804    (1,887,677)
Net income (loss)
  per share              0.01       (0.03)          0.01         (0.11)


                               PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

THE BOARD OF DIRECTORS

In accordance with the laws of Ohio and the Certificate of Incorporation and Bylaws of the Company, as amended, the Company is managed by its executive officers under the direction of the Board of Directors. The Board elects executive officers, evaluates their performance, works with management in establishing business objectives and considers other fundamental corporate matters, such as the issuance of stock or other securities, the purchase or sale of a business and other significant corporate business transactions. In the fiscal year ended December 31, 1997, the Board met five times. All directors attended at least 75% of all meetings of the board except for Messers. Aveni and Teater.

The Board of Directors has an Audit Committee consisting of Messrs. Berschet, Melville, and Mrs. Donahey. The Audit Committee reviews and acts or reports to the Board with respect to various auditing and accounting matters, the scope of the audit procedures and the results thereof, the internal accounting and control systems of the Company, the nature of services performed for the Company and the fees to be paid to the independent auditors, the performance of the Company's independent and internal auditors and the accounting practices of the Company. The Audit Committee also recommends to the full Board of Directors the auditors to be appointed by the Board. The Audit Committee met once in 1997.

The Board of Directors has a Nominating Committee consisting of Messrs. Aveni, Nash and Teater. The Nominating Committee reviews, evaluates and recommends directors, officers and nominees for the Board of Directors. There is no formal mechanism by which shareholders of the Company can recommend nominees for the Board of Directors, although any recommendations by shareholders of the Company will be considered. Shareholders desiring to make nominations to the Board of Directors should submit their nominations in writing to the Chairman of the Board no later than February 1st of the year in which the nomination is to be made. The Committee did not meet in 1997.

The compensation of the Company's executive officers is determined by the full Board of Directors (see report on Executive Compensation).

Under the Company's Certificate of Incorporation, the Board of Directors may be comprised of between five and twenty-one directors. The Board currently has a fixed number of directors at six. Shareholders elect Directors to serve for a period of one year at the Company's Annual Shareholders' meeting.

The following information with respect to business experience of the Board of Directors has been furnished by the respective directors or obtained from the records of the Company.

DIRECTORS
Name,  Age       Position with the Company, Business Experience  and  Other
Directorships

Vincent T. Aveni 71

               Director of the Company since 1984; Chairman Emeritus of Realty One, Inc. and co-developer of the Three Village Condominium; currently serving the Ohio Association of Realtors as a trustee; past President of Ohio Association of Realtors; past Regional Vice President of the Ohio and Michigan National Association Marketing Institute, and Farm and Land Institute.

Marvin W. Berschet 63

               Director of the Company since 1984; self-employed since 1956; charter member of National Cattlemen's Association; Board member of Meat Export Federation for seven years and Chairman of Beef Council for three years; served on the National Livestock and Meat Board for 16 years; past President of Ohio Cattlemen's Association.

James E. Melville   52

               President and Chief Operating Officer since July 1997; Chief Financial Officer of the Company since 1993, Senior Executive ;Vice President of the Company since September 1992; President of certain Affiliate Companies from May 1989 until September 1991; Chief Operating Officer of FCC from 1989 to September 1991; Chief Operating Officer of certain Affiliate Companies from 1984 until September 1991; Senior Executive Vice President of certain Affiliate Companies from 1984 until September 1989; Consultant to UTI and UTG from March to September, 1992; President and Chief Operating Officer of certain affiliate life insurance companies and Senior Executive Vice President of non insurance affiliate companies since 1992.

Charlie E. Nash  70

               Director of the Company since 1984; Executive Director and State President of the Ohio Farmers Union; serves on the Board of Directors for National Farmers Union Uniform Pension Committee and a member of its Investment Committee for pension funds; Chairman of the Putnam County Board of Elections; serves on the Board of Directors of Farmers Union Ventures, Inc., Green Thumb, Inc. and Farmers Education Foundation; he is a farm owner.

Larry E. Ryherd  58

               Chairman of the Board of Directors since 1987, CEO since 1992; President since 1993 and a Director since 1987; UTI Chairman of the Board of Directors and a Director since 1984, CEO since 1991; Chairman, CEO and Director of UTG since 1992; President, CEO and Director of certain affiliate companies since 1992. Mr. Ryherd has served has Chairman of the Board, .CEO, President and COO of certain affiliate life insurance companies since 1992 and 1993. He has also been a Director of the National Alliance of Life Companies since 1992 and is the 1994 Membership Committee Chairman; he is a member of the American Council of Life Companies and Advisory Board Member of its Forum 500 since 1992.

Robert W. Teater  71

               Director of the Company since 1984; Director of UTG and certain affiliate companies since 1992; member of Columbus School Board since 1991, President of Columbus School Board since 1992; President of Robert W. Teater and Associates, a comprehensive consulting firm in natural resources development and organization management since 1983.


EXECUTIVE OFFICERS OF THE COMPANY

More detailed information on the following officers of the Company appears under "Election of Directors":

     Larry   E.  Ryherd       Chairman  of  the  Board  and  Chief
                              Executive Officer
     James E. Melville        President and Chief Operating Officer

Other officers of the company are set forth below:

Name,  Age     Position  with the Company, Business Experience  and   Other
               Directorships

George E. Francis  53

               Executive   Vice   President   since   July   1997;
               Secretary of the Company since February 1993; Director of certain Affiliate Companies since October 1992; Senior Vice President and Chief Administrative Officer of certain
               Affiliate Companies since 1989; Secretary of certain Affiliate Companies since March 1993; Treasurer and Chief Financial Officer of certain Affiliate Companies from 1984 until September 1992.

Theodore C. Miller  35

               Senior Vice President and Chief Financial Officer since July 1997; Vice President and Treasurer since October 1992; Vice President and Controller of certain Affiliate Companies from 1984 to 1992.

Others not completing the current term:

Thomas F. Morrow

               Formerly  Director and President of  the   Company
               since 1992; retired effective July 31, 1997.

John K. Cantrell

               Formerly Chairman of the Board of Directors  since
               1984; succumbed after a long illness in November 1997.

Gertrude W. Donahey

               Formerly   Director  of  the  Company  since  1984, resigned
               from  the  Board of Directors effective December   9,  1997.
               Mrs. Donahey stepped down due to scheduling reasons.


ITEM 11.  EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION TABLE

The following table sets forth certain information regarding compensation paid to or earned by the Company's Chief Executive Officer and each of the Executive Officers of the Company whose salary plus bonus exceeded $100,000 during each of the Company's last three fiscal years. Compensation for services provided by the named executive officers to the Company and its affiliates is paid by FCC as set forth in their employment agreements. (See Employment Contracts).

                           SUMMARY COMPENSATION TABLE

                             Annual Compensation (1)

                                                               Other Annual
Name and                                                     Compensation (2)
Principal Position                              Salary($)          $

Larry E. Ryherd                     1997         400,000         18,863
Chairman of the Board               1996         400,000         17,681
Chief Executive Officer             1995         400,000         13,324

James E. Melville                   1997         237,000         29,538
President, Chief                    1996         237,000         27,537
Operating Officer                   1995         237,000         38,206(3)

George E. Francis                   1997         122,000          8,187
Executive Vice                      1996         119,000          7,348
President, Secretary                1995        119,000           4,441


(1) Compensation deferred at the election of named officers is included in this section.

(2) Other annual compensation consists of interest earned on deferred compensation amounts pursuant to their employment agreements and the Company's matching contribution to the First Commonwealth Corporation Employee Savings Trust 401(k) Plan.

(3)  Includes  $16,000  for the value of personal  perquisites  owing  Mr.
     Melville.

AGGREGATED  OPITON/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END  OPTION/SAR
VALUES

The following table summarizes for fiscal year ending, December 31, 1997, the number of shares subject to unexercised options and the value of unexercised options of the Common Stock of UTI held by the named executive officers. The values shown were determined by multiplying the applicable number of unexercised share options by the difference between the per share market price on December 31, 1997 and the applicable per share exercise price. There were no options granted to the named executive officers for the past three fiscal years.


                    Number of Shares        Number of Securities Underlying
                     Acquired on     Value     Unexercised Options/SARs
                     Exercise (#)  Realized          ($) at FY-End(#)

Name                                         Exercisable      Unexercisable

Larry E. Ryherd          -            -         13,800               -
James E. Melville        -            -         30,000               -
George E. Francis        -            -          4,600               -


                                               Value of Unexercised In the
                                                  Money Options/SARs at
                                                       FY-End ($)

                                             Exercisable      Unexercisable
Larry E. Ryherd                                   -                  -
James E. Melville                                 -                  -
George E. Francis                                 -                  -


COMPENSATION OF DIRECTORS

The Company's standard arrangement for the compensation of directors provide that each director shall receive an annual retainer of $2,400, plus $300 for each meeting attended and reimbursement for reasonable travel expenses. The Company's director compensation policy also provides that directors who are employees of the Company do not receive any compensation for their services as directors except for reimbursement for reasonable travel expenses for attending each meeting.


EMPLOYMENT CONTRACTS

On July 31, 1997, Larry E. Ryherd entered into an employment agreement with FCC. Formerly, Mr. Ryherd had served as Chairman of the Board and Chief Executive Officer of the Company and its affiliates. Pursuant to the agreement, Mr. Ryherd agreed to serve as Chairman of the Board and Chief Executive Officer of the Company and in addition, to serve in other
positions  of  the  affiliated  companies if  appointed  or  elected.   The
agreement provides for an annual salary of $400,000 as determined by the Board of Directors. The term of the agreement is for a period of five years. Mr. Ryherd has deferred portions of his income under a plan entitling him to a deferred compensation payment on January 2, 2000 in the amount of $240,000 which includes interest at the rate of approximately 8.5% per year. Additionally, Mr. Ryherd was granted an option to purchase up to 13,800 of the Common Stock of UTI at $17.50 per share. The option is immediately exercisable and transferable. The option will expire December 31, 2000.

FCC entered into an employment agreement dated July 31, 1997 with James E. Melville pursuant to which Mr. Melville is employed as President and Chief Operating Officer and in addition, to serve in other positions of the affiliated companies if appointed or elected at an annual salary of $238,200. The term of the agreement expires July 31, 2002. Mr. Melville has deferred portions of his income under a plan entitling him to a deferred compensation payment on January 2, 2000 of $400,000 which includes interest at the rate of approximately 8.5% annually. Additionally, Mr.
Melville was granted an option to purchase up to 30,000 shares of the Common Stock of UTI at $17.50 per share. The option is immediately exercisable and transferable. The option will expire December 31, 2000.

FCC entered into an employment agreement with George E. Francis on July 31,
1997.   Under  the  terms  of the agreement, Mr.  Francis  is  employed  as

Executive Vice President of the Company at an annual salary of $126,200. Mr. Francis also agreed to serve in other positions if appointed or elected to such positions without additional compensation. The term of the agreement expires July 31, 2000. Mr. Francis has deferred portions of his income under a plan entitling him to a deferred compensation payment on January 2, 2000 of $80,000 which includes interest at the rate of approximately 8.5% per year. Additionally, Mr. Francis was granted an option to purchase up to 4,600 shares of the Common Stock of UTI at $17.50 per share. The option is immediately exercisable and transferable. This option will expire on December 31, 2000.


REPORT ON EXECUTIVE COMPENSATION

INTRODUCTION

The compensation of the Company's executive officers is determined by the full Board of Directors. The Board of Directors strongly believes that the Company's executive officers directly impact the short-term and long-term performance of the Company. With this belief and the corresponding objective of making decisions that are in the best interest of the Company's shareholders, the Board of Directors places significant emphasis on the design and administration of the Company's executive compensation plans.


EXECUTIVE COMPENSATION PLAN ELEMENTS

BASE SALARY. The Board of Directors establishes base salaries each year at a level intended to be within the competitive market range of comparable companies. In addition to the competitive market range, many factors are considered in determining base salaries, including the responsibilities assumed by the executive, the scope of the executive's position, experience, length of service, individual performance and internal equity considerations. During the last three fiscal years, there were no material changes in the base salaries of the named executive officers.

STOCK OPTIONS. One of the Company's priorities is for the executive officers to be significant shareholders so that the interest of the executives are closely aligned with the interests of the Company's other shareholders. The Board of Directors believes that this strategy motivates executives to remain focused on the overall long-term performance of the Company. Stock options are granted at the discretion of the Board of Directors and are intended to be granted at levels within the competitive market range of comparable companies. During 1993, each of the named executive officers were granted options under their employment agreements for the Company's Common Stock as described in the Employment Contracts section. There were no options granted to the named executive officers during the last three fiscal years.

DEFERRED COMPENSATION. A very significant component of overall Executive Compensation Plans is found in the flexibility afforded to participating officers in the receipt of their compensation. The availability, on a voluntary basis, of the deferred compensation arrangements as described in the Employment Contracts section may prove to be critical to certain officers, depending upon their particular financial circumstance.


CHIEF EXECUTIVE OFFICER

Larry E. Ryherd has been Chairman of the Board and Chief Executive Officer since 1988 and Chairman of the Board of the Company's parent, FCC, since 1984. The Board of Directors used the same compensation plan elements described above for all executive officers to determine Mr. Ryherd's 1997 compensation.

In setting both the cash-based and equity-based elements of Mr. Ryherd's compensation, the Board of Directors made an overall assessment of Mr. Ryherd's leadership in achieving the Company's long-term strategic and business goals.

Mr. Ryherd's base salary reflects a consideration of both competitive forces and the Company's performance. The Board of Directors does not assign specific weights to these categories.

The Company surveys total cash compensation for chief executive officers at the same group of companies described under "Base Salary" above. Based upon its survey, the Company then determines a median around which it builds a competitive range of compensation for the CEO. As a result of this review, the Board of Directors concluded that Mr. Ryherd's base salary was in the low end of the competitive market, and his total direct compensation (including stock incentives) was competitive for CEOs running companies comparable in size and complexity to the Company.

The Board of Directors considered the Company's financial results as compared to other companies within the industry, financial performance for fiscal 1997 as compared to fiscal 1996, the Company's progress as it relates to the Company's growth through acquisitions and simplification of the organization, the fact that since the Company does not have a Chief Marketing Officer, Mr. Ryherd assumes additional responsibilities of the Chief Marketing Officer, and Mr. Ryherd's salary history, performance ranking and total compensation history.

Through fiscal 1997, Mr. Ryherd's annual salary was $400,000, the amount the Board of Directors set in January 1996. In July 1997, the Board of Directors reviewed Mr. Ryherd's salary. Following a review of the above factors, the Board of Directors decided to recognize Mr. Ryherd's performance by placing a greater emphasis on long-term incentive awards, and therefore retained Mr. Ryherd's base salary at $400,000. Conclusion. The Board of Directors believes the mix of structured employment agreements with certain key executives, conservative market based salaries, competitive cash incentives for short-term performance and the potential for equity-based rewards for long term performance represents an appropriate balance. This balanced Executive Compensation Plan provides a competitive and motivational compensation package to the executive officer team necessary to continue to produce the results the Company strives to achieve. The Board of Directors also believes the Executive Compensation Plan addresses both the interests of the shareholders and the executive team.

                             BOARD OF DIRECTORS

               Vincent T. Aveni         Charlie E. Nash
               Marvin W. Berschet       Larry E. Ryherd
               James E. Melville        Robert W. Teater



                             PERFORMANCE GRAPH

The following graph compares the cumulative total shareholder return on the Company's Common Stock during the five fiscal years ended December 31, 1997, with the cumulative total return on the NASDAQ Composite Index Performance and the NASDAQ Insurance Stock Index (1):



                         Percent Change from Base

               NASDAQ         NASDAQ Insurance      UII

1992           100.00              100.00         100.00
1993           114.68              106.83         100.00
1994           111.93              100.49          92.00
1995           158.72              142.93          92.00
1996           194.95              162.93          40.00
1997           239.45              238.54          32.00

(1)The Company selected the NASDAQ Composite Index Performance as an appropriate comparison because the Company's Common Stock is not listed on any exchange but the Company's Common Stock is traded in the over the-counter market. Furthermore, the Company selected the NASDAQ Insurance Stock Index as the second comparison because there is no similar single "peer company" in the NASDAQ system with which to compare stock performance and the closest additional line-of-business index which could be found was the NASDAQ Insurance Stock Index. Trading activity in the Company's Common Stock is limited, which may be in part a result of the Company's low profile from not being listed on any exchange, and its reported operating losses. The Company has experienced a tremendous growth rate over the period shown in the Return Chart with assets growing from approximately $233 million in 1991 to approximately $333 million in 1997. The growth rate has been the result of acquisitions of other companies and new insurance writings. The Company has incurred costs of conversions and administrative consolidations associated with the acquisitions which has contributed to the operating losses. The Return Chart is not intended to forecast or be indicative of possible future performance of the Company's stock.


The foregoing graph shall not be deemed to be incorporated by reference into any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the Company specifically incorporates such information by reference.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The following persons served as directors of the Company during 1997 and were officers or employees of the Company or its affiliates during 1997:
James E. Melville and Larry E. Ryherd. Accordingly, these individuals have participated in decisions related to compensation of executive officers of the Company and its affiliates.

During 1997, the following executive officers of the Company were also members of the Board of Directors of FCC, two of whose executive officers served on the Board of Directors of the Company: Messrs. Melville and Ryherd.

During 1997, Larry E. Ryherd and James E. Melville, executive officers of the Company, were also members of the Board of Directors of UTI, two of whose executive officers served on the Board of Directors of the Company:
Messrs. Melville, and Ryherd.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

PRINCIPLE HOLDERS OF SECURITIES

The following tabulation sets forth the name and address of the entity known to be the beneficial owners of more than 5% of the Company's Common Stock and shows: (i) the total number of shares of Common Stock beneficially owned by such person as of March 31, 1998 and the nature of such ownership; and (ii) the percent of the issued and outstanding shares of Common Stock so owned as of the same date.


Title                             Number of Shares        Percent
Of        Name and Address         and Nature of             of
Class     of Beneficial Owner   Beneficial Ownership       Class

Common    United Trust, Inc.          565,766              40.6%.
Stock no  5250 South Sixth Street
par value Springfield, IL 62703

SECURITY OWNERSHIP OF MANAGEMENT

The following tabulation shows with respect to each of the directors and nominees of the Company, with respect to the Company's chief executive officer and each of the Company's executive officers whose salary plus bonus exceeded $100,000 for fiscal 1997, and with respect to all executive officers and directors of the Company as a group: (i) the total number of shares of all classes of stock of the Company or any of its parents or affiliates, beneficially owned as of March 31, 1998 and the nature of such ownership; and (ii) the percent of the issued and outstanding shares of stock so owned as of the same date.

Title       Directors, Named Executive    Number of Shares    Percent
of           Officers, & All Directors &   and Nature of         of
Class       Executive Officers as a Group    Ownership          Class

UTI's       Vincent T. Aveni                      0              *
Common      Marvin W. Berschet                    0              *
Stock, no   George E. Francis                 4,600 (1)          *
Par value   James E. Melville                52,500 (2)         3.2%
            Charlie E. Nash                       0              *
            Larry E. Ryherd                 562,431 (3)        33.8%
            Robert W. Teater                      0              *
            All directors and
            executive officers              619,531            37.2%
            as a group (seven in number)

FCC's       Vincent T. Aveni                      0              *
Common      Marvin W. Berschet                    0              *
Stock,$1.00 George E. Francis                     0              *
Par value   James E. Melville                   544 (4)          *
            Charlie E. Nash                       0              *
            Larry E. Ryherd                       0              *
            Robert W. Teater                      0              *
            All  directors and
            executive officers                  544              *
            as a group (seven in number)

Company's   Vincent T. Aveni                  7,716 (5)          *
Common      Marvin W. Berschet                7,161 (6)          *
Stock, no   George E. Francis                     0              *
Par value   James E. Melville                     0              *
            Charlie E. Nash                   7,052 (7)          *
            Larry E. Ryherd                  47,250 (9)          *
            Robert W. Teater                  7,380 (8)          *
            All directors and
            executive officers               76,559            5.5%
            as a group (seven in number)


(1)Includes 4,600 shares which may be acquired upon the exercise of outstanding stock options.

(2) James E. Melville owns 2,500 shares individually and 14,000 shares jointly with his spouse. Includes: (i) 3,000 shares of UTI's Common Stock which are held beneficially in trust for his daughter, namely Bonnie J. Melville; (ii) 3,000 shares of UTI's Common Stock, 750 shares of which are in the name of Matthew C. Hartman, his nephew; 750 shares of which are in the name of Zachary T. Hartman, his nephew; 750 shares of which are in the name of Elizabeth A. Hartman, his niece; and 750 shares of which are in the name of Margaret M. Hartman, his niece; and (iii) 30,000 shares which may be acquired by James E. Melville upon exercise of outstanding stock options.

(3)Larry E. Ryherd owns 230,621 shares of UTI's Common Stock in his own name. Includes: (i) 150,050 shares of UTI's Common Stock in the name of Dorothy LouVae Ryherd, his wife; (ii) 150,000 shares of UTI's Common Stock which are held beneficially in trust for the three children of Larry E. Ryherd and Dorothy LouVae Ryherd, namely Shari Lynette Serr,
   Derek Scott Ryherd and Jarad John Ryherd; (iii) 14,800 shares of UTI's Common Stock, 6,700 shares of which are in the name of Shari Lynette Serr, 1,200 shares of which are held in the name of Derek Scott Ryherd, 6,900 shares of which are in the name of Jarad John Ryherd; (iv) 500 shares of UTI's Common Stock held in the name of Larry E. Ryherd as custodian for Charity Lynn Newby, his niece; (v) 500 shares held in the name of Larry E. Ryherd as custodian for Lesley Carol Newby, his niece;
   (vi) 2,000 shares held by Dorothy LouVae Ryherd, his wife as custodian for granddaughter, 160 shares held by Larry E. Ryherd as custodian for granddaughter; and (vii) 13,800 shares which may be acquired by Larry E. Ryherd upon exercise of outstanding stock options.

(4)James E. Melville owns 168 shares individually and 376 shares jointly with his spouse.

(5)Includes  272  shares owned directly by  Mr. Aveni's   brother  and  210
   shares owned directly by Mr. Aveni's son.

(6)Includes 42 shares owned directly by each of Mr. Berschet's two sons and 77 shares owned directly by Mr. Berschet's daughter, a total of 161 shares.


(7)Includes 47,250 shares beneficially in trust for the three children of Larry E. Ryherd and Dorothy LouVae Ryherd, namely Shari Lynette Serr, Derek Scott Ryherd and Jarad John Ryherd.

(8)Includes 210 shares owned directly by Mr. Teater's spouse.

(9)In addition, Mr. Ryherd is a director and officer of UTI, who owns 565,766 shares (29.9%) of the Company. Mr. Ryherd disclaims any beneficial interest in the shares of the Company owned by UTI as the UTI board of directors controls the voting and investment decisions regarding such shares.

   * Less than 1%.

Except as indicated above, the foregoing persons hold sole voting and investment power.

Directors and officers of the Company file periodic reports regarding ownership of Company securities with the Securities and Exchange Commission pursuant to Section 16(a) of the Securities Exchange Act of 1934 as amended, and the rules promulgated thereunder.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

RELATED PARTY TRANSACTIONS

UTI has a service agreement with its affiliate, UII (equity investee), to perform services and provide personnel and facilities. The services included in the agreement are claim processing, underwriting, processing and servicing of policies, accounting services, agency services, data processing and all other expenses necessary to carry on the business of a life insurance company.

The Company has a service agreement with USA which states that USA is to pay the Company monthly fees equal to 22% of the amount of collected first year premiums, 20% in second year and 6% of the renewal premiums in years three and after. A subcontract agreement with UTI states that the Company is to pay UTI monthly fees equal to 60% of collected service fees from USA as stated above.

On January 1, 1993, FCC entered into an agreement with UG pursuant to which FCC provides management services necessary for UG to carry on its business. In addition to the UG agreement, FCC and its affiliates have either directly or indirectly entered into management and/or cost-sharing arrangements for FCC's management services. FCC received net management fees of $9,893,321, $9,927,000 and $10,464,000 under these arrangements in 1997, 1996 and 1995, respectively. UG paid $8,660,481, $9,626,559 and
$10,164,000 to FCC in 1997, 1996 and 1995, respectively.

USA paid $989,295, $1,567,891 and $2,015,325 under their agreement with UII for 1997, 1996 and 1995, respectively. The Company paid $593,577, $940,734 and $1,209,195 under their agreement with UTI for 1997, 1996 and 1995, respectively.

Their respective domiciliary insurance departments have approved the agreements of the insurance companies and it is Management's opinion that where applicable, costs have been allocated fairly and such allocations are based upon generally accepted accounting principles. The costs paid by UTI for these services include costs related to the production of new business, which are deferred as policy acquisition costs and charged off to the income statement through "Amortization of deferred policy acquisition costs". Also included are costs associated with the maintenance of existing policies that are charged as current period costs and included in "general expenses".

On July 31, 1997, UTI issued convertible notes for cash received totaling $2,560,000 to seven individuals, all officers or employees of the Company. The notes bear interest at a rate of 1% over prime, with interest payments due quarterly and principal due upon maturity of July 31, 2004. The conversion price of the notes are graded from $12.50 per share for the first three years, increasing to $15.00 per share for the next two years and increasing to $20.00 per share for the last two years. Conditional upon the seven individuals placing the funds with UTI were the acquisition by UTI of a portion of the holdings of UTI owned by Larry E. Ryherd and his family and the acquisition of common stock of UTI and UII held by Thomas F. Morrow and his family and the simultaneous retirement of Mr. Morrow. Neither Mr. Morrow nor Mr. Ryherd was a party to the convertible notes.

Approximately  $1,048,000 of the cash received from  the  issuance  of  the convertible notes was used to acquire stock holdings of UTI and the Company's of Mr. Morrow and to acquire a portion of the UTI holdings of Larry E. Ryherd and his family. The remaining cash received will be used by UTI to provide additional operating liquidity and for future acquisitions of life insurance companies. On July 31, 1997, UTI acquired a total of 126,921 of its own shares of common stock and 47,250 shares of the Company's common stock from Thomas F. Morrow and his family. Mr. Morrow simultaneously retired as an executive officer of the Company. Mr. Morrow will remain as a member of the Board of Directors of UTI. In exchange for his stock, Mr. Morrow and his family received approximately $348,000 in cash, promissory notes valued at $140,000 due in eighteen months, and promissory notes valued at $1,030,000 due January 31, 2005. These notes bear interest at a rate of 1% over prime, with interest due quarterly and principal due upon maturity. The notes do not contain any conversion privileges. Additionally, on July 31, 1997, UTI acquired a total of 97,499 shares of UTI common stock from Larry E. Ryherd and his family. Mr. Ryherd and his family received approximately $700,000 in cash and a promissory note valued at $251,000 due January 31, 2005. The acquisition of approximately 16% of Mr. Ryherd's stock holdings in UTI was completed as a prerequisite to the convertible notes placed by other management personnel to reduce the total holdings of Mr. Ryherd and his family in UTI to make the stock more attractive to the investment community. Following the transaction, Mr. Ryherd and his family own approximately 31% of the outstanding common stock of UTI.


PENDING CHANGE IN CONTROL OF UNITED TRUST, INC.

On February 19, 1998, UTI signed a letter of intent with Jesse T. Correll, whereby Mr. Correll will personally or in combination with other individuals make an equity investment in UTI over a period of three years. Under the terms of the letter of intent Mr. Correll will buy 2,000,000 authorized but unissued shares of UTI common stock for $15.00 per share and will also buy 389,715 shares of UTI common stock, representing stock of UTI and the Company, that UTI purchased during the last eight months in private transactions at the average price UTI paid for such stock, plus interest, or approximately $10.00 per share. Mr. Correll also will purchase 66,667 shares of UTI common stock and $2,560,000 of face amount of convertible bonds (which are due and payable on any change in control of UTI) in private transactions, primarily from officers of UTI.

UTI intends to use the equity that is being contributed to expand their operations through the acquisition of other life insurance companies. The transaction is subject to negotiation of a definitive purchase agreement; completion of due diligence by Mr. Correll; the receipt of regulatory and other approvals; and the satisfaction of certain conditions. The transaction is not expected to be completed before June 30, 1998, and there can be no assurance that the transaction will be completed.


PROPOSED MERGER

On March 25, 1997, the Board of Directors of UTI and the Company voted to recommend to the shareholders a merger of the two companies. Under the Plan of Merger, UTI would be the surviving entity with UTI issuing one share of its stock for each share held by the Company's shareholders.

UTI owns 53% of United Trust Group, Inc., an insurance holding company, and the Company owns 47% of United Trust Group, Inc. Neither UTI nor the
Company have any other significant holdings or business dealings. The Board of Directors of each company thus concluded a merger of the two companies would be in the best interests of the shareholders. The merger will result in certain cost savings, primarily related to costs associated with maintaining a corporation in good standing in the states in which it transacts business.

A vote of the shareholders of UTI and the Company regarding the proposed merger is anticipated to occur sometime during the third quarter of 1998.


RELATIONSHIP WITH INDEPENDENT PUBLIC ACCOUNTANTS

Kerber, Eck and Braeckel LLP served as the Company's independent certified public accounting firm for the fiscal year ended December 31, 1997 and for fiscal year ended December 31, 1996. In serving its primary function as outside auditor for the Company, Kerber, Eck and Braeckel LLP performed the following audit services: examination of annual consolidated financial statements; assistance and consultation on reports filed with the Securities and Exchange Commission and; assistance and consultation on separate financial reports filed with the State insurance regulatory authorities pursuant to certain statutory requirements.

                               PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


(a) The following documents are filed as a part of the report:

 (1)  Financial Statements:
      See Item 8, Index to Financial Statements


 NOTE:   Schedules other than those listed above are omitted  because  they
are   not  required  or  the  information is  disclosed  in  the  financial statements or footnotes.


(b) Reports on Form 8-K filed during fourth quarter.

 None

(c) Exhibits:

 Index to Exhibits (See Page 51-52).

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

10(e)  (3)    Credit  Agreement  dated May  8,  1996  between  First  of
              America   Bank   -  Illinois,  N.A.,  as  lender  and  First
              Commonwealth Corporation, as borrower.

10(f)  (3)    $8,900,000 Term Note of First Commonwealth Corporation  to
              First of America Bank - Illinois, N.A. dated May 8, 1996.

10(g)  (3)    Coinsurance  Agreement dated September  30,  1996  between
              Universal Guaranty Life Insurance Company and First
              International Life Insurance Company, including assumption reinsurance agreement exhibit and amendments.

10(h)         Employment  Agreement dated as of July  31,  1997  between  Larry
              E. Ryherd and First Commonwealth Corporation

10(i)         Employment Agreement dated as of July 31, 1997 between  James
              E. Melville and First Commonwealth Corporation

10(j)         Employment  Agreement dated as of July 31, 1997 between  George
              E. Francis and First Commonwealth   Corporation.   Agreements
              containing the same terms and conditions excepting title and current salary were also entered into by Joseph H.
              Metzger,   Brad  M.   Wilson, Theodore C. Miller, Michael K.
              Borden and Patricia  G. Fowler.

99(a) (1)     Order  of  Ohio Division of Securities registering  United
              Income, Inc.'s securities dated March 9, 1988.

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

99(d)         Audited financial statements of United Trust Group, Inc.

FOOTNOTE

(1)  Incorporated  by reference from the Company's Registration   Statement
     on Form 10, File  No.  0-18540,  filed  on April 30, 1990.

(2) Incorporated by reference from the Company's Annual Report on Form 10-K, File No. 0-18540, as of December 31, 1991.

(3) Incorporated by reference from the Company's Annual Report on Form 10-K, File No. 0-18540, as of December 31, 1996.

                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                         UNITED INCOME, INC.
Registrant


                                                    Date:  March 24, 1998
Vincent T. Aveni, Director


/s/   Marvin W. Berschet                            Date:  March 24, 1998
Marvin W. Berschet, Director


/s/   Charlie E. Nash                               Date:  March 24, 1998
Charlie E. Nash, Director


/s/   Larry E. Ryherd                               Date:  March 24, 1998
Larry E. Ryherd, Chairman of the
 Board, Chief Executive Officer,
 and Director


/s/    Robert W. Teater                            Date:   March 24, 1998
Robert W. Teater, Director


/s/    James E. Melville                           Date:   March 24, 1998
James E. Melville, Chief Operating
 Officer; President and Director


/s/    Theodore C. Miller                          Date:   March 24, 1998
Theodore C. Miller, Chief Financial
 Officer

                              EXHIBIT 99(d)

                    AUDITED FINANCIAL STATEMENTS OF

                         UNITED TRUST GROUP, INC.

Independent Auditors' Report



Board of Directors and Shareholders
United Trust Group, Inc.


     We have audited the accompanying consolidated balance sheets of United Trust Group, Inc. (an Illinois corporation) and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of United Trust Group, Inc. and subsidiaries as of December 31, 1997 and 1996, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

     We have also audited Schedule I as of December 31, 1997, and Schedules II, IV and V as of December 31, 1997 and 1996, of United Trust Group, Inc. and subsidiaries and Schedules II, IV and V for each of the three years in the period then ended. In our opinion, these schedules present fairly, in all material respects, the information required to be set forth therein.




                                   KERBER, ECK & BRAECKEL LLP





Springfield, Illinois
March 26, 1998