Form 10-Q
period 1998-03-31
UNITED INCOME INC
filed 1998-05-15
CIK 863138

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                 FORM 10-Q


                QUARTERLY REPORT UNDER SECTION 13 AND 15(D)
                  OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended March 31, 1998  Commission File No. 0-18540



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


                   Shares outstanding at April 30, 1998:
                                 1,391,919
                   Common stock, no par value per share

                            UNITED INCOME, INC.
                              (The "Company")

                             TABLE OF CONTENTS




Part 1:  Financial Information                                      3


 Balance  Sheets as of March 31, 1998 and December  31,
 1997                                                              3


 Statements  of Operations for the three  months  ended
 March 31, 1998 and 1997                                           4


 Statements  of Cash Flows for the three  months  ended
 March 31, 1998 and 1997                                           5


 Notes to Financial Statements                                     6


 Management's  Discussion  and  Analysis  of  Financial
 Condition and Results of Operations                              12



Part II - Other Information                                       15


 Item 5.  Other information                                       15


 Item 6.  Exhibits                                                15


 Signatures                                                       15

                      PART 1.  FINANCIAL INFORMATION
                       Item 1.  Financial Statements

                            UNITED INCOME, INC.

                               Balance Sheet

                                          March 31,    December 31,
                                             1998         1997
ASSETS

Cash and cash equivalents               $    734,827 $    710,897
Mortgage loan                                121,165      121,520
Notes receivable from affiliate              864,100      864,100
Accrued interest income                       11,996       12,068
Property and equipment (net of accumulated
  depreciation $93,910 and $93,648)              808        1,070
Investment in affiliates                  10,959,408   11,060,682
Receivable from affiliate, net                85,476       23,192
Other assets (net of accumulated
  amortization $148,064 and $138,810)         37,004       46,258
Total assets                            $ 12,814,784 $ 12,839,787




LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities and accruals:
Convertible debentures                  $    902,300 $    902,300
Other liabilities                             10,564        1,534
Total liabilities                            912,864      903,834


Shareholders' equity:
Common stock - no par value, stated value $.033
  per share.  Authorized 2,310,001 shares -  1,391,919
  and 1,391,919 shares issued after deducting
  treasury shares of 177,590 and 177,590      45,934       45,934
Additional paid-in capital                15,242,365   15,242,365
Unrealized appreciation (depreciation) of
   investments held for sale of affiliate   (158,813)     (19,603)
Accumulated deficit                       (3,227,566)  (3,332,743)
Total shareholders' equity                11,901,920   11,935,953
Total liabilities and
  shareholders' equity                  $ 12,814,784 $ 12,839,787

                          See accompanying notes

                           UNITED INCOME, INC.

                        Statement of Operations


                                          Three Months Ended
                                          March 31,    March 31,
                                            1998         1997

Revenues:

Interest income                         $     11,551 $      2,659
Interest income from affiliates               20,488       19,956
Service agreement income from affiliates     237,358      294,095
Other income from affiliates                  17,954       25,947
                                             287,351      342,657



Expenses:

Management fee to affiliate                  142,415      226,457
Operating expenses                            50,140       50,318
Interest expense                              21,430       20,866
                                             213,985      297,641
Income before provision for income
taxes and equity income of investees          73,366       45,016
Provision for income taxes                         0            0
Equity in income of investees                 31,811       10,556

Net income                              $    105,177 $     55,572


Basic earnings per share from continuing operations
   and net income                       $          0 $          0

Diluted earnings per share from continuing operations
   and net income                       $          0 $          0

                            See accompanying notes.

                            UNITED INCOME, INC.

                          Statement of Cash Flows

                                              March 31,    March 31,
                                                1998         1997

Increase (decrease) in cash and cash equivalents
Cash flows from operating activities:
Net income                                  $    105,177 $     55,572
Adjustments to reconcile net income to net
  cash provided by operating activities:
Depreciation and amortization                      9,516        9,639
Accretion of discount on mortgage loan               (65)         (67)
Equity in  loss of investees                     (31,811)     (10,556)
Changes in assets and liabilities:
Change in accrued interest income                     72           62
Change in indebtedness of affiliates             (62,284)      45,035
Change in other liabilities                        9,030        8,573
Net cash provided by operating activities         29,635      108,258


Cash flows from investing activities:
Purchase of investments in affiliates             (6,125)     (10,409)
Payments received on mortgage loans                  420          388
Net cash used in investing activities             (5,705)     (10,021)


Net increase in cash
  and cash equivalents                            23,930       98,237
Cash and cash equivalents
  at beginning of period                         710,897      439,676
Cash and cash equivalents
  at end of period                          $    734,827 $    537,913

                         See accompanying notes.

                            UNITED INCOME, INC.

                       NOTES TO FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION

The accompanying financial statements have been prepared by United Income, Inc. (the "Company") pursuant to the rules and regulations of the
Securities and Exchange Commission. Although the Company believes the disclosures are adequate to make the information presented not be misleading, it is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto presented in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1997.

The information furnished reflects, in the opinion of the Company, all adjustments (which include only normal and recurring accruals) necessary for a fair presentation of the results of operations for the periods presented. Operating results for interim periods are not necessarily indicative of operating results to be expected for the year or of the Company's future financial condition.

At March 31, 1998, the affiliates of United Income, Inc., were as depicted on the following organizational chart.


                      ORGANIZATIONAL CHART
                      AS OF MARCH 31, 1998



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

2.  STOCK OPTION PLANS

The Company has a stock option plan under which certain directors, officers and employees may be issued options to purchase up to 31,500 shares of common stock at $13.07 per share. Options become exercisable at 25% annually beginning one year after date of grant and expire generally in five years. In November 1992, 10,437 option shares were granted. At March 31, 1998, options for 451 shares were exercisable and options for 20,576 shares were available for grant. No options were exercised during 1998.

A summary of the status of the Company's stock option plan for the periods ended March 31, 1998 and December 31, 1997, and changes during the periods ending on those dates is presented below.

                            March 31, 1998     December 31, 1997
                               Exercise            Exercise
                           Shares   Price      Shares     Price

  Outstanding at
     beginning of period      451 $ 13.07      10,888    $ 13.07
  Granted                       0    0.00           0       0.00
  Exercised                     0    0.00           0       0.00
  Forfeited                     0   13.07      10,437      13.07
  Outstanding at
     end of period            451 $ 13.07         451    $ 13.07

  Options exercisable
     at period end            451 $ 13.07      10,888    $ 13.07


   The following information applies to options outstanding at March 31, 1998:

  Number outstanding                             451
  Exercise price                             $ 13.07
  Remaining contractual life                 3 years

On January 15, 1991, the Company adopted an additional Non-Qualified Stock Option Plan under which certain employees and sales personnel may be granted options. The plan provides for the granting of up to 42,000 options at an exercise price of $.47 per share. The options generally expire five years from the date of grant. Options for 10,220 shares of common stock were granted in 1991, options for 1,330 shares were granted in 1993 and options for 301 shares were granted in 1995. A total of 11,620 option shares have been exercised as of March 31, 1998. At March 31, 1998, 231 options have been granted and are exercisable. No options were exercised during 1998 and 1997, respectively.

  A summary of the status of the Company's stock option plan for the periods ended March 31, 1998 and December 31, 1997, and changes during the periods ending on those dates is presented below.


                           March 31, 1998      December 31, 1997
                               Exercise            Exercise
                          Shares      Price     Shares     Price

  Outstanding at
     beginning of period     231     $ 0.47        231     $ 0.47
  Granted                      0       0.00          0       0.00
  Exercised                    0       0.00          0       0.00
  Forfeited                    0       0.00          0       0.00
  Outstanding at
     end of period           231     $ 0.47        231     $ 0.47

  Options exercisable
    at period end            231     $ 0.47        231     $ 0.47
  Fair value of options
    granted during the year          $ 0.00                $ 0.00


   The following information applies to options outstanding at March 31, 1998:

  Number outstanding                             231
  Exercise price                              $ 0.47
  Remaining contractual life                 3 years


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


4.   EARNINGS PER SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations as presented on the income statement.


                                   For the period ended March 31, 1998
                              Income             Shares           Per-Share
                            (Numerator)       (Denominator)        Amount
BASIC EPS
Income available to common
 shareholders               $  105,177          1,391,919         $  0.08

EFFECT OF DILUTIVE
SECURITIES
Convertible debentures          21,430             36,092
Options                                               231

DILUTED EPS
Income available to common
 shareholders + assumed
 conversions                $  126,607          1,428,242         $  0.09



                                   For the period ended March 31, 1997
                               Income             Shares         Per-Share
                             (Numerator)       (Denominator)      Amount

BASIC EPS
Income available to common
 shareholders                 $  55,572        1,392,130           $  0.04

EFFECT OF DILUTIVE
SECURITIES
Convertible debentures           20,866           36,092
Options                                             231

DILUTED EPS
Income available to common
 shareholders + assumed
 conversions                  $  76,438        1,428,453           $  0.05



UII has stock options outstanding during the first quarter of 1998 and 1997 for 451 shares of common stock at $13.07 per share that were not included in the computation of diluted EPS because the exercise price was greater than the average market price of the common shares. Due to the limited trading of the stock of UII, market price is assumed to be equal to book value for purposes of this calculation.


5.   PROPOSED MERGER OF UNITED TRUST INC. AND UNITED INCOME INC.

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


6.   PENDING CHANGE IN CONTROL OF UNITED TRUST, INC.

On April 30, 1998, UTI and First Southern Funding, a Kentucky corporation ("FSF"), signed a Definitive Agreement ("the FSF Agreement") whereby FSF will  make  an  equity  investment in UTI.  Under  the  terms  of  the  FSF
Agreement,  FSF  will  buy 473,523 authorized but unissued  shares  of  UTI common stock for $15.00 a share and will also buy 389,715 shares of UTI common stock that UTI purchased during the last year in private transactions at the average price UTI paid for such stock, plus interest, or approximately $10.00 per share. FSF will also purchase 66,667 shares of UTI common stock and $2,560,000 of face amount convertible bonds which are due and payable on any change in control of UTI, in private transactions, primarily from officers of UTI. In addition, FSF will be granted a three year option to purchase up to 1,450,000 shares of UTI common stock for $15.00 per share.

Management of UTI intends to use the equity that is being contributed to expand their operations through the acquisition of other life insurance companies. The transaction is subject to the receipt of regulatory and other approvals; and the satisfaction of certain conditions. The transaction is not expected to be completed before July 31, 1998, and there can be no assurance that the transaction will be completed.

FSF is an affiliate of First Southern Bancorp, Inc., a bank holding company that owns five banks that operate out of 14 locations in central Kentucky.


7.   SUMMARIZED FINANCIAL INFORMATION OF UNITED TRUST GROUP, INC.

The  following provides summarized financial information for the  Company's
50% or less owned affiliate:

                                    March 31,          December 31,
                                       1998                1997
ASSETS
Total investments               $ 214,990,531       $ 222,601,494
Cash and cash equivalents          24,681,509          15,763,639
Cost of insurance acquired         44,366,265          45,009,452
Other assets                       64,436,093          64,576,450
     TOTAL ASSETS               $ 348,474,398       $ 347,951,035

LIABILITIES AND SHAREHOLDERS' EQUITY
Policy liabilities              $ 268,916,182       $ 268,237,887
Notes payable                      19,081,602          19,081,602
Deferred taxes                     12,043,806          12,157,685
Other liabilities                   4,378,095           4,053,293
     TOTAL LIABILITIES            304,419,685         303,530,467
Minority interests in
consolidated subsidiaries          10,029,049          10,130,024

Shareholders' equity
Common stock no par value
Authorized 10,000 shares -  100    45,926,705          45,926,705
  issued
Unrealized depreciation of
investment in stocks                 (337,899)            (41,708)
Accumulated deficit               (11,563,142)        (11,594,453)
     TOTAL SHAREHOLDERS' EQUITY    34,025,664          34,290,544
     TOTAL LIABILITIES AND
 SHAREHOLDERS' EQUITY           $ 348,474,398       $ 347,951,035


                                  March 31, 1998    March 31, 1997

Premiums and policy fees,  net
  of reinsurance                    $ 7,231,481       $ 7,926,386
Net investment income                 3,738,105         3,859,875
Other                                   111,132           (4,383)
                                     11,080,718        11,781,878
Benefits, claims and
  settlement expenses                 6,827,040         7,718,015
Other expenses                        4,307,528         4,555,517
                                     11,134,568        12,273,532
Loss before income tax and
  minority interest                    (53,850)          (491,654)
Income tax credit                      103,493            459,073
Minority  interest in (income)
  loss of consolidated subsidiaries    (18,332)             9,016
Net income (loss)                  $    31,311       $    (23,565)

ITEM 2.

MANAGEMENT'S   DISCUSSION   AND   ANALYSIS    OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

At March 31, 1998 and December 31, 1997, the balance sheet reflects the assets and liabilities of UII and its 47% equity interest in UTG. The statements of operations and statements of cash flows presented include the operating results of UII.


RESULTS OF OPERATIONS

FIRST QUARTER 1998 COMPARED TO FIRST QUARTER 1997

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

Interest expense of $21,430 and $20,866 was incurred in first quarter 1998 and 1997, respectively. The interest expense is directly attributable to the convertible debentures. The Debentures bear interest at a variable rate equal to one percentage point above the prime rate published in the Wall Street Journal from time to time.


(c)  EQUITY IN INCOME OF INVESTEES

Equity in income of investees represents UII's 47% share of the net loss of UTG. Following is a discussion of the results of operations of UTG and its consolidated subsidiaries ("UTG"):

    Revenues of UTG

    Premiums and policy fee revenues, net of reinsurance premiums and policy fees, decreased 9% when comparing 1998 to 1997. UTG currently writes little new traditional business, consequently, traditional premiums will decrease as the amount of traditional business in-force decreases. Collected premiums on universal life and interest sensitive products is not reflected in premiums and policy revenues because Generally Accepted Accounting Procedures ("GAAP") requires that premiums collected on these types of products be treated as deposit liabilities rather than revenue. Unless UTG acquires a block of in-force business or marketing changes its focus to traditional business, premium revenue will continue to decline.

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

    Net investment income decreased 3% when comparing 1998 to 1997. The decrease in net investment income is due to the decrease in invested assets. Although, net investment income decreased, overall investment yields increased from 7% in 1997 to 7.3% in 1998. During the first quarter of 1998, UTG had maturities of approximately $15,000,000 from the fixed maturity portfolio. Of these maturities, approximately $10,000,000 was reinvested in fixed maturities and the remaining funds were placed in interest bearing cash equivalent accounts. UTG's investment advisor is anticipating a favorable shift, in the near future, of fixed maturity yields. The increase in cash is a short-term fluctuation. UTG anticipates the purchase of additional long-term fixed maturities in the near future.

    The overall investment yields for 1998 and 1997, are 7.3% and 7%, respectively. UTG's investments are generally managed to match related insurance and policyholder liabilities. The comparison of investment return with insurance or investment product crediting rates establishes an interest spread. The minimum interest spread between earned and credited rates is 1% on the "Century 2000" universal life insurance product, which currently is UTG's primary sales product. UTG monitors investment yields, and when necessary adjusts credited interest rates on its insurance products to preserve targeted interest spreads. It is expected that monitoring of the interest spreads by management will provide the necessary margin to adequately provide for associated costs on the insurance policies UTG currently has in force and will write in the future.

    UTG had realized investment gains of $92,248 in the first quarter of 1998, compared to a realized investment loss of $6,136 in the first quarter of 1997. The current quarter investment gain can be attributed to a sale of real estate property for a profit of $82,024. UTG had other gains and losses during the period that comprised the remaining amount reported but were immaterial in nature on an individual basis.

    Expenses of UTG

   Life benefits, net of reinsurance benefits and claims, decreased 12% in 1998 as compared to 1997. The decrease in premium revenues resulted in lower benefit reserve increases in 1998. In addition, policyholder benefits decreased due to a decrease in death benefit claims of $607,000 from the prior period. There is no single event that caused mortality to decrease. Policy claims vary from year to year and therefore, fluctuations in mortality are to be expected and are not considered unusual by management.

   Operating expenses decreased 10% in 1998 compared to 1997. The decrease in operating expenses is due to a decrease in salaries. The decrease in salaries is due to a 10% reduction in staff compared to the previous year, including the retirement of an executive officer.

    Net loss of UTG

   UTG had a net income of $31,311 in 1998 compared to a net loss of $(23,565) in 1997. The improvement is directly related to the decrease in life benefits and operating expenses.


(d) NET INCOME

The Company recorded net income of $105,177 for the first quarter of 1998 compared to $55,572 for the same period one year ago. The improvement in net income is the result of a combination of improved operating results of UII and improved earnings of UTG.


FINANCIAL CONDITION

The Company owns 47% equity interest in UTG, which controls total assets of approximately $348,000,000


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

The Company currently has $734,827 in cash and cash equivalents. The Company holds one mortgage loan. Operating activities of the Company produced cash flows of $29,635 and $108,258 in the first quarter of 1998 and 1997, respectively. The Company had uses of cash from investing activities of $5,705 and $10,021 in the first quarter of 1998 and 1997, respectively.

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

The Company established a project to address year 2000 processing concerns in September of 1996. In 1997 the Company completed the review of the Company's internally and externally developed software, and made corrections to all year 2000 non-compliant processing. The Company also secured verification of current and future year 2000 compliance from all major external software vendors. In December of 1997, a separate computer operating environment was established with the system dates advanced to December of 1999. A parallel model office was established with all dates in the data advanced to December of 1999. Parallel model office processing is being performed using dates from December of 1999 to January of 2001, to insure all year 2000 processing errors have been corrected. Testing was completed by the end of the first quarter of 1998. Periodic regression testing will be performed to monitor continuing compliance. By addressing year 2000 compliance in a timely manner, compliance will be achieved using existing staff and without significant impact on the Company operationally or financially.


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


PENDING CHANGE IN CONTROL OF UNITED TRUST INC.

On April 30, 1998, UTI and First Southern Funding, a Kentucky corporation ("FSF"), signed a Definitive Agreement ("the FSF Agreement") whereby FSF will  make  an  equity  investment in UTI.  Under  the  terms  of  the  FSF
Agreement,  FSF  will  buy 473,523 authorized but unissued  shares  of  UTI common stock for $15.00 a share and will also buy 389,715 shares of UTI common stock that UTI purchased during the last year in private transactions at the average price UTI paid for such stock, plus interest, or approximately $10.00 per share. FSF will also purchase 66,667 shares of

UTI common stock and $2,560,000 of face amount convertible bonds which are due and payable on any change in control of UTI, in private transactions, primarily from officers of UTI. In addition, FSF will be granted a three year option to purchase up to 1,450,000 shares of UTI common stock for $15.00 per share.

Management of UTI intends to use the equity that is being contributed to expand their operations through the acquisition of other life insurance companies. The transaction is subject to the receipt of regulatory and other approvals; and the satisfaction of certain conditions. The transaction is not expected to be completed before July 31, 1998, and there can be no assurance that the transaction will be completed.

FSF is an affiliate of First Southern Bancorp, Inc., a bank holding company that owns five banks that operate out of 14 locations in central Kentucky.


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


Pending Change in Control of United Trust Inc.

On April 30, 1998, UTI and First Southern Funding, a Kentucky corporation ("FSF"), signed a Definitive Agreement ("the FSF Agreement") whereby FSF will  make  an  equity  investment in UTI.  Under  the  terms  of  the  FSF
Agreement,  FSF  will  buy 473,523 authorized but unissued  shares  of  UTI common stock for $15.00 a share and will also buy 389,715 shares of UTI common stock that UTI purchased during the last year in private transactions at the average price UTI paid for such stock, plus interest, or approximately $10.00 per share. FSF will also purchase 66,667 shares of UTI common stock and $2,560,000 of face amount convertible bonds which are due and payable on any change in control of UTI, in private transactions, primarily from officers of UTI. In addition, FSF will be granted a three year option to purchase up to 1,450,000 shares of UTI common stock for $15.00 per share.

Management of UTI intends to use the equity that is being contributed to expand their operations through the acquisition of other life insurance companies. The transaction is subject to the receipt of regulatory and other approvals; and the satisfaction of certain conditions. The transaction is not expected to be completed before July 31, 1998, and there can be no assurance that the transaction will be completed.

FSF is an affiliate of First Southern Bancorp, Inc., a bank holding company that owns five banks that operate out of 14 locations in central Kentucky.


ITEM 6.  EXHIBITS


The Company hereby incorporates by reference the exhibits as reflected in the Index to Exhibits of the Company's Form 10-K for the year ended December 31, 1997.

                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                            UNITED INCOME, INC.
                               (Registrant)










Date:   May 12, 1998               By   /s/ James E. Melville
                                     James E. Melville
                                     President, Chief Operating Officer
                                        and Director








Date:   May 12, 1998               By   /s/ Theodore C. Miller
                                     Theodore C. Miller
                                     Senior Vice President and Chief
                                        Financial Officer