Form 10-K/A
period 1997-12-31
UNITED INCOME INC
filed 1998-06-03
CIK 863138

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                             FORM 10-K/A

                           AMENDMENT NUMBER 1 TO
            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1997Commission File Number 0-18540

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

                              Amendment No. 1

The undersigned registrant hereby amends the following items, financial statements, exhibits, or other portions of its December 31, 1997 filing of Form 10-K as set forth in the pages attached hereto:

          Each amendment as shown on the index page is amended to
          replace   the  existing  item,  statement  or   exhibit
          reflected in the December 31, 1997 Form 10-K filing.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this amendment to be signed on its behalf by the undersigned , thereunto duly authorized.

                                            UNITED INCOME, INC.

                                                (Registrant)



                                   By:  /s/ James E. Melville
                                        James E. Melville
                                        President and Chief
                                        Operating Officer



                                   By:  /s/ Theodore C. Miller
                                        Senior Vice President and
                                        Chief Financial Officer

Date:     June 1, 1998

                            UNITED INCOME, INC.

                                FORM 10-K/A

                                   INDEX





PART I

ITEM 1.   BUSINESS

               Products                                              3

               Marketing                                             4


PART II

ITEM 7.   MANAGEMENT'S  DISCUSSION  AND   ANALYSIS   OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS           5-18

PART I, ITEM 1, BUSINESS, PRODUCTS OF UII SHOULD BE AMENDED AS FOLLOWS:

PRODUCTS

The Company's portfolio consists of two universal life insurance products. Universal life insurance is a form of permanent life insurance that is characterized by its flexible premiums, flexible face amounts, and unbundled pricing factors. The primary universal life insurance product is referred to as the "Century 2000". This product was introduced to the marketing force in 1993 and has become the cornerstone of current marketing. This product has a minimum face amount of $25,000 and currently credits 6% interest with a guaranteed rate of 4.5% in the first 20 years and 3% in years 21 and greater. The policy values are subject to a $4.50 monthly policy fee, an administrative load and a premium load of 6.5% in all years. The premium load is a general expense charge that is added to a policy's net premium to cover the insurer's cost of doing business. The administrative load and surrender charge are based on the issue age, sex and rating class of the policy. A surrender charge is effective for the first 14 policy years. In general, the surrender charge is very high in the first couple of years and then declines to zero at the end of 14 years.. Policy loans are available at 7% interest in advance. The policy's accumulated fund will be credited the guaranteed interest rate in relation to the amount of the policy loan.

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

The Company markets other products, none of which is significant to operations. The Company has a variety of policies in force different from those which are currently being marketed. The previously defined Universal life and interest sensitive whole life, which is a type of indeterminate premium life insurance which provides that the policy's cash value may be greater than that guaranteed if changing assumptions warrant an increase, account for approximately 46% of the insurance in force. Approximately 29% of the insurance in force is participating business, which represents policies under which the policyowner shares in the insurance companies divisible surplus. The Company's average persistency rate for its policies in force for 1997 and 1996 has been 89.4% and 87.9%, respectively. The Company does not anticipate any material fluctuations in these rates in the future that may result from competition.

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


PART I, ITEM 1, BUSINESS, MARKETING OF UII SHOULD BE AMENDED AS FOLLOWS:

MARKETING

The Company markets its products through separate and distinct agency forces. The Company has approximately 45 captive agents who actively write new business, and 15 independent agents who primarily service their existing customers. Captive agents work under an ordinary agency distribution system which relies on career agents to sell and service insurance and annuity policies of a single company. Independent agents work under a brokerage distribution system which relies on brokers to distribute the insurance and annuity policies of more than one company. Both captive and independent agents work on a contractual basis and are paid commissions on a percentage of premiums written. No individual sales agent accounted for over 10% of the Company's premium volume in 1997. The Company's sales agents do not have the power to bind the Company.

Marketing is based on referrals from existing policyholders and new prospect lists obtained from newly recruited sales agents. Recruiting of sales agents is based on referrals from existing agents and the invitation to attend our Company's comprehensive training school. The industry has experienced a downward trend in the total number of agents who sell insurance products, and competition for the top sales producers has intensified. As this trend appears to continue, the recruiting focus of the Company has been on introducing quality individuals to the insurance industry through an extensive internal training program. The Company feels this approach is conducive to the mutual success of our new recruits and the Company as these recruits market our products in a professional, company structured manner.

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



AMEND PART II , ITEM 7 AS FOLLOWS:

UII MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 1997


At December 31, 1997 and 1996, the balance sheet reflects the assets and liabilities of UII and its 47% equity interest in UTG. The statements of operations and statements of cash flows presented for 1997, 1996 and 1995 include the operating results of UII.


RESULTS OF OPERATIONS

1997COMPARED TO 1996

(a)  REVENUES

The Company's source of revenues is derived from service fee income which is provided via a service agreement with USA. The service agreement between UII and USA is to provide USA with certain administrative services. Pursuant to the terms of the agreement, USA pays UII monthly fees equal to 22% of the amount of collected first year statutory premiums, 20% in second year and 6% of the renewal premiums in years three and after. The Company recognized service agreement income of $989,295, $1,567,891 and $2,015,325 in 1997, 1996 and 1995, respectively, based on statutory collected premiums in USA of $10,300,332, $13,298,597, and $14,128,199 in 1997,1996 and 1995,
respectively. First year premium revenues of USA decreased 54% in 1997 from 1996. This decline is primarily related to the potential change in control of UTI over the last two years to two different parties. The possible changes and resulting uncertainties have hurt USA's ability to recruit and maintain sales agents. Management expects first year production to decline slightly in 1998, and then growth is anticipated in subsequent periods following the resolution of the change in control of UTI.

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

(b)  EXPENSES

The Company has a sub-contract service agreement with United Trust, Inc. ("UTI") for certain administrative services. Through its facilities and personnel, UTI performs such services as may be mutually agreed upon between the parties. The fees are based on 60% of the fees paid to UII by USA. The Company has incurred $744,000, $1,241,000 and $1,809,000 in service fee expense in 1997, 1996, and 1995, respectively.

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

    In 1994, UG became aware that certain new insurance business was being solicited by certain agents and issued to individuals considered to be not insurable by UTG and its subsidiaries' standards. These non-standard policies had a face amount of $22,700,000 and represented 1/2 of 1% of the insurance in-force in 1994. Management's initial analysis indicated that expected death claims on the business in-force was adequate in relation to mortality assumptions inherent in the calculation of statutory reserves. Nevertheless, management determined it was in the best interest of UTG and its subsidiaries' to repurchase as many of the non-standard policies as possible. Through December 31, 1996, the UTG and its subsidiaries' spent approximately $7,099,000 for the settlement of non-standard policies and for the legal defense of related litigation. In relation to settlement of non-standard policies UTG and its subsidiaries' incurred life benefit costs of $3,307,000, and $720,000 in 1996 and 1995, respectively. UTG and its subsidiaries' incurred legal costs of $906,000 and $687,000 in 1996 and 1995, respectively. All policies associated with this issue have been settled as of December 31, 1996. Therefore, expense reductions for 1997 would follow.

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

    UTG and its subsidiaries' reported a non-recurring write down of value of agency force of $0 and $8,297,000 in 1996 and 1995, respectively. The write down was directly related to the change in distribution systems. UTG and its subsidiaries' changed its focus from primarily a broker agency distribution system to a captive agent system. Business produced by the broker agency force in recent years did not meet expectations. With the change in focus of distribution systems, most of the broker agents were terminated. The termination of most of the agents involved in the broker agency force caused management to re-evaluate and write-off the value of the agency force carried on the balance sheet.

    Operating expenses increased 6% in 1996 compared to 1995. The primary factor that caused the increase in operating expenses is directly
    related   to  increased  legal  costs  and  reserves  established   for
    litigation.   The legal costs are due to the settlement of non-standard
    insurance policies as was discussed in the review of life benefits. UTG and its subsidiaries' incurred legal costs of $906,000 and $687,000 in 1996 and 1995, respectively in relation to the settlement of the non-standard insurance policies.

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


LIQUIDITY AND CAPITAL RESOURCES

Since UII is a holding company, funds required to meet its debt service requirements and other expenses are primarily provided by its affiliates. UII's cash flow is dependent on revenues from a management agreement with USA and its earnings received on invested assets and cash balances. At December 31, 1997,substantially all of the shareholders equity represents investment in affiliates. UII does not have significant day to day operations of its own. Cash requirements of UII primarily relate to the payment of interest on its convertible debentures and expenses related to maintaining the Company as a corporation in good standing with the various regulatory bodies which govern corporations in the jurisdictions where the Company does business. The payment of cash dividends to shareholders is not legally restricted. However, insurance company dividend payments are regulated by the state insurance department where the company is domiciled. UTI is the ultimate parent of UG through ownership of several intermediary holding companies. UG can not pay a dividend directly to UII due to the ownership structure. Please refer to Note 1 of the Notes to the Financial Statements. UG's dividend limitations are described below without effect of the ownership structure. Please refer to Note 1 of the Notes to the Financial Statements. UG's dividend limitations are described below without effect of the ownership structure.

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

In  early  1994,  UII received $902,300 from the sale of  Debentures.   The
Debentures were issued pursuant to an indenture between the Company and First of America Bank - Southeast Michigan, N.A., as trustee. The Debentures are general unsecured obligations of UII, subordinate in right of payment to any existing or future senior debt of UII. The Debentures are exchangeable and transferable, and are convertible at any time prior to March 31, 1999 into UII's Common Stock at a conversion price of $25 per share, subject to adjustment in certain events. The Debentures bear interest from March 31, 1994, payable quarterly, at a variable rate equal to one percentage point above the prime rate published in the Wall Street Journal from time to time. The prime rate was 8.25% during first quarter 1997, increasing to 8.5% April 1, 1997, and has remained unchanged. On or after March 31, 1999, the Debentures will be redeemable at UII's option, in whole or in part, at redemption prices declining from 103% of their principal amount. No sinking fund will be established to redeem the Debentures. The Debentures will mature on March 31, 2004. The Debentures are not listed on any national securities exchange or the NASDAQ National Market System.

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