Form 10-Q
period 1998-06-30
UNITED INCOME INC
filed 1998-08-13
CIK 863138

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                 FORM 10-Q


                QUARTERLY REPORT UNDER SECTION 13 AND 15(D)
                  OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended June 30, 1998   Commission File No. 0-18540



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


                   Shares outstanding at July 31, 1998:
                                 1,391,919
                   Common stock, no par value per share

                            UNITED INCOME, INC.
                              (The "Company")

                             TABLE OF CONTENTS




Part 1:  Financial Information                                      3


 Balance  Sheets as of June 30, 1998 and  December  31,
 1997                                                              3


 Statements of Operations for the six and three  months
 ended June 30, 1998 and 1997                                      4


 Statements  of  Cash Flows for the  six  months  ended
 June 30, 1998 and 1997                                            5


 Notes to Financial Statements                                     6


 Management's  Discussion  and  Analysis  of  Financial
 Condition and Results of Operations                              13



Part II - Other Information                                       18


 Item 5.  Other information                                       18


 Item 6.  Exhibits                                                18


 Signatures                                                       19

                        PART 1.  FINANCIAL INFORMATION
                        Item 1.  Financial Statements

                             UNITED INCOME, INC.

                                Balance Sheet

                                           June 30,   December 31,
                                             1998        1997
ASSETS
Cash and cash equivalents               $   639,086 $   710,897
Mortgage loans                              170,803     121,520
Notes receivable from affiliate             864,100     864,100
Accrued interest income                      12,308      12,068
Property and equipment
  (net of accumulated
   depreciation $94,065                         653       1,070
   and $93,648)
Investment in affiliates                 11,212,204  11,060,682
Receivable from affiliates                   25,800      23,192
Other assets (net of accumulated
amortization $157,318 and $138,810)          27,750      46,258
Total assets                           $ 12,952,704$ 12,839,787




LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities and accruals:
Convertible debentures                  $   902,300 $   902,300
Other liabilities                             1,415       1,534
Total liabilities                           903,715     903,834


Shareholders' equity:
Common stock - no par value,
  stated value $.033 per share.
  Authorized 2,310,001 shares -  1,391,919 and 1,391,919
  shares issued after deducting treasury
  shares of 177,590 and 177,590              45,934      45,934
Additional paid-in capital               15,242,365  15,242,365
Unrealized depreciation of
 investments held for sale of affiliate    (236,965)    (19,603)
Accumulated deficit                      (3,002,345) (3,332,743)
Total shareholders' equity               12,048,989  11,935,953
Total liabilities and
 shareholders' equity                  $ 12,952,704$ 12,839,787

                            See accompanying notes.

                              UNITED INCOME, INC.

                            Statement of Operations


                               Three Months Ended  Six Months Ended
                               June 30,  June 30,  June 30,  June 30,
                                 1998      1997      1998      1997

Revenues:

Interest income              $  12,220 $   2,680 $  23,771 $   5,339
Interest income
from affiliates                 20,708    20,171    41,196    40,127
Service agreement
  income from affiliate        197,581   287,596   434,939   581,691
Other income from affiliates    19,962    23,214    37,916    49,161
                               250,471   333,661   537,822   676,318



Expenses:

Management fee to affiliates   116,226   247,558   258,641   474,015
Operating expenses              10,203     9,682    60,343    60,000
Interest expense                21,429    21,430    42,859    42,296
                               147,858   278,670   361,843   576,311
Income before provision
  for income taxes and
  equity income of investees   102,613    54,991   175,979   100,007
Provision for income taxes           0         0         0         0
Equity in income of investees  122,608    29,950   154,419    40,506

Net income                   $ 225,221 $  84,941 $ 330,398 $ 140,513


Basic earnings per share from continuing
   operations and net income $    0.16 $    0.06 $    0.24 $    0.10

Diluted earnings per share from continuing
   operations and net income $    0.17 $    0.07 $    0.26 $    0.13

                                See accompanying notes

                               UNITED INCOME, INC.

                             Statement of Cash Flows

                                                  Six Months Ended
                                                  June 30,  June 30,
                                                    1998      1997
Decrease in cash and cash equivalents
Cash flows from operating activities:
Net income                                      $ 330,398 $ 140,513
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization                      18,925    19,267
Accretion of discount on mortgage loan               (131)     (133)
Equity in (income) loss of investees             (154,419)  (40,506)
Changes in assets and liabilities:
Change in accrued interest income                    (240)       74
Change in receivable from affiliates               (2,608)   54,010
Change in other liabilities                          (119)     (364)
Net cash provided by operating activities         191,806   172,861


Cash flows from investing activities:
Payment for fractional shares from
reverse stock split                                     0    (2,128)
Purchase of investments in affiliates             (25,832)  (16,765)
Purchase of note receivable                      (188,633)        0
Issuance of mortgage loan                         (50,000)        0
Payments received on mortgage loans                   848       784
Net cash used in investing activities            (263,617)  (18,109)


Net increase (decrease) in cash
   and cash equivalents                           (71,811)  154,752
Cash and cash equivalents
   at beginning of period                         710,897   439,676
Cash and cash equivalents
   equivalents at end of period                 $ 639,086 $ 594,428

                             See accompanying notes

                            UNITED INCOME, INC.

                       NOTES TO FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION

The accompanying financial statements have been prepared by United Income, Inc. ("UII") pursuant to the rules and regulations of the Securities and Exchange Commission. Although UII and its affiliates believe the disclosures are adequate to make the information presented not be misleading, it is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto presented in UII's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1997.

The information furnished reflects, in the opinion of UII, all adjustments (which include only normal and recurring accruals) necessary for a fair presentation of the results of operations for the periods presented. Operating results for interim periods are not necessarily indicative of operating results to be expected for the year or of UII's future financial condition.

At June 30, 1998, the affiliates of United Income, Inc., were as depicted on the following organizational chart.


                      ORGANIZATIONAL CHART
                      AS OF JUNE 30, 1998



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

2.  STOCK OPTION PLANS

UII has a stock option plan under which certain directors, officers and employees may be issued options to purchase up to 31,500 shares of common stock at $13.07 per share. Options become exercisable at 25% annually beginning one year after date of grant and expire generally in five years. In November 1992, 10,437 option shares were granted. At June 30, 1998, options for 451 shares were exercisable and options for 20,576 shares were available for grant. No options were exercised during 1998.

A summary of the status of UII's stock option plan for the periods ended June 30, 1998 and December 31, 1997, and changes during the periods ending on those dates is presented below.

                       June 30, 1998               December 31, 1997
                            Exercise                        Exercise
                       Shares  Price               Shares      Price
Outstanding at
    beginning of period  451 $ 13.07               10,888   $ 13.07
  Granted                  0    0.00                    0      0.00
       Exercised           0    0.00                    0      0.00
Forfeited                  0       0               10,437     13.07
  Outstanding
    at end of period     451 $ 13.07                  451   $ 13.07

  Options exercisable
    at period end        451 $ 13.07                  451   $ 13.07

   The following information applies to options outstanding at June 30, 1998:

  Number outstanding                             451
  Exercise price                             $ 13.07
  Remaining contractual life               2.5 years

On January 15, 1991, UII adopted an additional Non-Qualified Stock Option Plan under which certain employees and sales personnel may be granted options. The plan provides for the granting of up to 42,000 options at an exercise price of $.47 per share. The options generally expire five years from the date of grant. Options for 10,220 shares of common stock were granted in 1991, options for 1,330 shares were granted in 1993 and options for 301 shares were granted in 1995. A total of 11,620 option shares have been exercised as of June 30, 1998. At June 30, 1998, 231 options have been granted and are exercisable. No options were exercised during 1998 and 1997, respectively.

  A summary of the status of UII's stock option plan for the periods ended June 30, 1998 and December 31, 1997, and changes during the periods ending on those dates is presented below.

                       June 30, 1998               December 31, 1997
                            Exercise                        Exercise
                     Shares    Price               Shares      Price
  Outstanding at
    beginning of period  231  $ 0.47                  231     $ 0.47
  Granted                  0    0.00                    0       0.00
       Exercised           0    0.00                    0       0.00
Forfeited                  0    0.00                    0       0.00
  Outstanding
    at end of period     231  $ 0.47                  231     $ 0.47

  Options exercisable
    at period end        231  $ 0.47                  231     $ 0.47
  Fair value of options granted
    during the year           $ 0.00                          $ 0.00

   The following information applies to options outstanding at June 30, 1998:

  Number outstanding                             231
  Exercise price                              $ 0.47
  Remaining contractual life               2.5 years


3.   COMMITMENTS AND CONTINGENCIES

The insurance industry has experienced a number of civil jury verdicts which have been returned against life and health insurers in the jurisdictions in which UII and its affiliates do business involving the insurers' sales practices, alleged agent misconduct, failure to properly supervise agents, and other matters. Some of the lawsuits have resulted in the award of substantial judgements against the insurer, including material amounts of punitive damages. In some states, juries have substantial discretion in awarding punitive damages in these circumstances.

Under insurance guaranty fund laws in most states, insurance companies doing business in a participating state can be assessed up to prescribed limits for policyholder losses incurred by insolvent or failed insurance companies. Although UII and its affiliates cannot predict the amount of any future assessments, most insurance guaranty fund laws currently provide that an assessment may be excused or deferred if it would threaten an insurer's financial strength. Those mandatory assessments may be partially recovered through a reduction in future premium taxes in some states. UII and its affiliates do not believe such assessments will be materially different from amounts already provided for in the financial statements.

UII and its affiliates are named as defendants in a number of legal actions arising primarily from claims made under insurance policies. Those actions have been considered in establishing UII and its affiliates liabilities. Management is of the opinion that the settlement of those actions will not have a material adverse effect on UII and its affiliates financial position or results of operations.


4.   EARNINGS PER SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations as presented on the income statement.

                            For the YTD period ended June 30, 1998
                                 Income          Shares          Per-Share
                                 (Numerator)     (Denominator)   Amount
BASIC EPS
Income available to         $    330,398         1,391,919     $ 0.24
  common shareholders

EFFECT      OF     DILUTIVE
SECURITIES
Convertible debentures            42,859            36,092
Options                                                231

DILUTED EPS
Income available to
 common shareholders        $
 and assumed conversions         373,257         1,428,242     $ 0.26

                            For  the  second quarter ended June  30, 1998
                                 Income          Shares          Per-Share
                                 (Numerator)     (Denominator)   Amount
BASIC EPS
Income available to
 common shareholders        $    225,221         1,391,919    $  0.16

EFFECT      OF     DILUTIVE
SECURITIES
Convertible debentures            21,429            36,092
Options                                                231

DILUTED EPS
Income available to
 common shareholders        $
 and assumed conversions         246,650         1,428,242    $  0.17

                            For the YTD period ended June 30, 1997
                                 Income          Shares          Per-Share
                                 (Numerator)     (Denominator)   Amount
BASIC EPS
Income available to
  common shareholders       $    140,513         1,392,074     $ 0.10

EFFECT      OF     DILUTIVE
SECURITIES
Convertible debentures            42,296            36,092
Options                                                231

DILUTED EPS
Income available to
 common shareholders        $
 and assumed conversions         182,809         1,428,397     $ 0.13

                            For  the  second quarter ended June  30, 1997
                                 Income          Shares          Per-Share
                                 (Numerator)     (Denominator)   Amount
BASIC EPS
Income available to
  common shareholders       $    84,941          1,392,019    $  0.06

EFFECT      OF     DILUTIVE
SECURITIES
Convertible debentures           21,430             36,092
Options                                                231

DILUTED EPS
Income available to
 common shareholders and    $
 assumed conversions             106,371         1,428,342    $  0.07



UII  has  stock options outstanding during the second quarter of  1998  and
1997 for 451 shares of common stock at $13.07 per share that were not included in the computation of diluted EPS because the exercise price was greater than the average market price of the common shares. Due to the limited trading of the stock of UII, market price is assumed to be equal to book value for purposes of this calculation.

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

A vote of the shareholders of UTI and UII regarding the proposed merger is anticipated to occur prior to the end of 1998. The proposed merger is not contingent upon the pending change in control of UTI.


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

Management of UTI intends to use the equity that is being contributed to expand their operations through the acquisition of other life insurance companies. The transaction is subject to the receipt of regulatory and other approvals; and the satisfaction of certain conditions. The transaction is expected to be completed during the third quarter 1998. There can be no assurance that the transaction will be completed. The pending change in control of UTI is not contingent upon the merger of UTI and UII.

FSF is an affiliate of First Southern Bancorp, Inc., a bank holding company that owns five banks that operate out of 14 locations in central Kentucky.


7.   OTHER CASH FLOW DISCLOSURE

On a cash basis, UII paid $42,859 and $42,296 in interest expense through the second quarter of 1998 and 1997, respectively. UII paid $0 and $0 of federal income tax through the second quarter of 1998 and 1997, respectively.

UII acquired for $188,633 a note receivable from an outside party which was
payable  by  UTG.   Immediately  upon  acquisition  of  the  note,  it  was
contributed to UTG as a capital contribution.
                                 10

8.  SUMMARIZED FINANCIAL INFORMATION OF UNITED TRUST GROUP, INC.

The following provides summarized financial information for UII's 50% or less owned affiliate:

                                  June 30, 1998     December 31, 1997
ASSETS
Total investments               $ 217,656,349  $    222,601,494
Cash and cash equivalents          22,604,773        15,763,639
Cost of insurance acquired         43,724,400        45,009,452
Other assets                       63,403,300        64,576,450
     TOTAL ASSETS               $ 347,388,822  $    347,951,035

       LIABILITIES AND
     SHAREHOLDERS' EQUITY
Policy liabilities              $ 268,451,035  $    268,237,887
Notes payable                      18,172,841        19,081,602
Deferred taxes                     11,935,314        12,157,685
Other liabilities                   4,289,108         4,053,293
     TOTAL LIABILITIES            302,848,298       303,530,467
Minority interests in
 consolidated subsidiaries         10,055,297        10,130,024

Shareholders' equity
Common stock no par value
Authorized 10,000 shares
 - 100 issued                      46,577,216        45,926,705
Unrealized depreciation of
  investment in stocks               (504,180)          (41,708)
Accumulated deficit               (11,587,809)      (11,594,453)
     TOTAL SHAREHOLDERS' EQUITY    34,485,227        34,290,544
     TOTAL LIABILITIES
   AND SHAREHOLDERS' EQUITY     $ 347,388,822   $   347,951,035

                    Three Months Ended               Six Months Ended
                    June 30,                         June 30,
                    1998           1997          1998          1997
Premium and
 policy fees, net
 of reinsurance   $ 7,111,079    $ 7,808,782   $ 14,342,560   $15,735,168
Net investment
 income             3,797,376      3,839,519      7,535,481     7,699,394
Other                (471,495)        39,586       (360,363)       35,203
                   10,436,960     11,687,887     21,517,678    23,469,765
Benefits,  claims
 and settlement
 expenses           6,287,460      6,861,699     13,114,500    14,579,714
Other expenses      4,195,406      4,258,355      8,502,934     8,813,872
                   10,482,866     11,120,054     21,617,434    23,393,586
Income(loss) before
 income tax and
 minority interest    (45,906)       567,833        (99,756)       76,179

Income tax
 (provision)
 credit                95,045       (477,295)      198,538       (18,222)

Minority interest
 income of consolidated
 subsidiaries         (73,806)       (63,187)      (92,138)      (54,171)
Net income (loss) $   (24,667)      $ 27,351       $ 6,644        $3,786

                                      12

ITEM 2.

MANAGEMENT'S   DISCUSSION   AND   ANALYSIS    OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

At June 30, 1998 and December 31, 1997, the balance sheet reflects the assets and liabilities of UII and its 47% equity interest in UTG. The statements of operations and statements of cash flows presented include the operating results of UII.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Any forward-looking statement contained herein or in any other oral or written statement by UII and its affiliates or any of its officers, directors or employees is qualified by the fact that actual results of UII and its affiliates may differ materially from any such statement due to the following important factors, among other risks and uncertainties inherent in the business of UII and its affiliates:

1. Prevailing interest rate levels, which may affect the ability of UII and its affiliates to sell its products, the market value of UII and its affiliates investments and the lapse ratio of UII and its affiliates policies, notwithstanding product design features intended to enhance persistency of UII and its affiliates products.

2. Changes in the federal income tax laws and regulations which may affect the relative tax advantages of UII and its affiliates products.

3.   Changes in the regulation of financial services, including bank  sales
     and   underwriting  of  insurance  products,  which  may  affect   the
     competitive environment for UII and its affiliates products.

4. Other factors affecting the performance of UII and its affiliates, including, but not limited to, market conduct claims, insurance industry insolvencies, stock market performance, and investment performance.


RESULTS OF OPERATIONS

(A)  REVENUES

UII's primary source of revenues is derived from service fee income, which is provided via a service agreement with USA. The agreement was originally established upon the formation of USA, which was a 100% owned subsidiary of UII. Changes in the affiliate structure have resulted in USA no longer being a direct subsidiary of UII, though still a member of the same affiliated group. The original service agreement has remained in place without modification. The fees are based on a percentage of premium revenue of USA. The percentages are applied to both first year and renewal premiums at different rates. Under the current structure, FCC pays all general operating expenses of the affiliated group. FCC then receives management and service fees from the various affiliates, including UTI and UII.

UII holds $864,100 of notes receivable from affiliates. The notes receivable from affiliates consists of three separate notes. The $700,000 note bears interest at the rate of 1% above the variable per annum rate of interest most recently published by the Wall Street Journal as the prime rate. Interest is payable quarterly with principal due at maturity on May 8, 2006. In February 1996, FCC borrowed an additional $150,000 from UII to provide additional cash for liquidity. The note bears interest at the rate of 1% over prime as published in the Wall Street Journal, with interest payments due quarterly and principal due upon maturity of the note on June 1, 1999. The remaining $14,100 are 20 year notes of UTG with interest at 8.5% payable semi-annually. At current interest levels, the notes will generate approximately $80,000 annually.

Interest income increased significantly when comparing the three and six months ended June 30, 1998 to the same periods one-year ago. The increase in interest income is due to the increase in yield on UII's cash and cash equivalent accounts. The increase in yield is directly related to a change in banking relationships of UII. UII was able to obtain preferred interest rates in conjunction with the financing of FCC's senior debt by First of America Bank.


(B)  EXPENSES

UII's primary source of expenses is derived from management fee expense, which is derived from an agreement with UTI. The agreement between UII and UTI was originally established upon the formation of USA, which was a 100% owned subsidiary of UII. Changes in the affiliate structure have resulted in USA no longer being a direct subsidiary of UII, though still a member of the same affiliated group. The original management agreement has remained in place without modification. The calculation of the management fee from UII to UTI is 60% of the revenues derived from UII's service agreement with USA. Under the current structure, FCC pays all general operating expenses of the affiliated group. FCC then receives management and service fees from the various affiliates, including UTI and UII.

Management fee incurred to UTI is comprised of $258,641 and $349,015 for six months ended June 30, 1998 and 1997, respectively and $116,226 and $172,558 for the three months ended June 30, 1998 and 1997, respectively. Management fee incurred to FCC is comprised of $0 and $125,000 for the six months ended June 30, 1998 and 1997, respectively and $0 and $75,000 for the three months ended June 30, 1998 and 1997, respectively.

Operating expenses consist primarily of governmental fees and other expenses associated with maintaining a corporation in good standing with various regulatory authorities. UII is a holding company and does not have significant day to day operations of its own.

Interest expense increased slightly when comparing the first six months of 1998 to the same period one-year ago. The interest expense is directly attributable to the convertible debentures. The Debentures bear interest at a variable rate equal to one percentage point above the prime rate published in the Wall Street Journal from time to time.


(C)  EQUITY IN INCOME OF INVESTEES

Equity in income of investees represents UII's 47% share of the net income of UTG. Following is a discussion of the results of operations of UTG and its consolidated subsidiaries ("UTG"):


     Revenues of UTG

     Premiums and policy fees, net of reinsurance decreased 9% when comparing the six and three months ended June 30, 1998 to the same periods in 1997. The Company currently writes little new traditional business, consequently, traditional premiums will decrease as the amount of traditional business in-force decreases. Collected premiums on universal life and interest sensitive products is not reflected in premiums and policy revenues because Generally Accepted Accounting Procedures ("GAAP") requires that premiums collected on these types of products be treated as deposit liabilities rather than revenue. Unless the Company acquires a block of in-force business or marketing changes its focus to traditional business, premium revenue will continue to decline.

     Another cause for the decrease in premium revenues is related to the potential change in control of UTI over the last two years to two different parties. During September of 1996, it was announced that control of UTI would pass to an unrelated party, but the change in control did not materialize. At this writing, a contract is pending with a different unrelated party for the change in control of UTI.

     Please refer to the Notes to the Consolidated Financial Statements for additional information. The possible changes and resulting uncertainties have hurt the insurance companies' ability to recruit and maintain sales agents.

     Net investment income decreased 2% and 1% when comparing the six and three months ended June 30, 1998 to the same period one year-ago, respectively. The decrease in net investment income is due to the decrease in invested assets. The decrease in invested assets and the increase in cash and cash equivalents is a short-term fluctuation as management positions the Company for the pending change in control of UTI.

     The overall investment yields for 1998 and 1997, are 7.3% and 7%, respectively. The Company's investments are generally managed to match related insurance and policyholder liabilities. The comparison of investment return with insurance or investment product crediting rates establishes an interest spread. The minimum interest spread between earned and credited rates is 1% on the "Century 2000" universal life insurance product, which currently is the Company's primary sales product. The Company monitors investment yields, and when necessary adjusts credited interest rates on its insurance products to preserve targeted interest spreads. It is expected that monitoring of the interest spreads by management will provide the necessary margin to adequately provide for associated costs on the insurance policies the Company currently has in force and will write in the future.


     Expenses of UTG

     Benefits, claims and settlement expenses decreased 10% and 8% for the six and three months ended June 30, 1998 as compared to the same periods one year-ago, respectively. The decrease in benefits is due to the decrease in premium revenues that resulted in lower benefit reserve increases. In addition, policyholder benefits decreased due to a decrease in death benefit claims of $1,329,000 and $722,000 for the six and three months ended June 30, 1998 compared to the same periods one year-ago, respectively. There is no single event that caused death benefits to decrease. Death claims vary from year to year and therefore, fluctuations in death benefits are to be expected and are not considered unusual by management.

     Other expenses decreased 4% and 1% for the six and three months ended June 30, 1998 as compared to the same periods one year-ago, respectively. The decrease in other expenses is due to the decrease in salaries. The decrease in salaries is due to a 10% reduction in staff compared to the previous year, including the retirement of an executive officer. Interest expense increased 15% for the six and three months ended June 30, 1998 as compared to the same periods one year-ago. Since June 30, 1997, notes payable increased approximately $1,938,000. The increase in outstanding indebtedness was due to the issuance of convertible notes to seven individuals, all officers or employees of UTI. In March 1997, the base interest rate for most of the notes payable increased a quarter of a point. The base rate is defined as the floating daily, variable rate of interest determined and announced by First of America Bank. Please refer to Note 3 "Notes Payable" in the Notes to the Consolidated Financial Statements for more information.


(D) NET INCOME

UII recorded net income of $330,398 for the first six months of 1998 compared to $140,513 for the same period one-year ago. UII recorded net income of $225,221 for second quarter of 1998 compared to $84,941 for the same period one-year ago. The improvement in net income is the result of a combination of improved operating results of UII and improved earnings of UTG.


FINANCIAL CONDITION

UII owns 47% equity interest in UTG, which controls total assets of approximately $347,000,000.

LIQUIDITY AND CAPITAL RESOURCES

Since UII is a holding company, funds required to meet its debt service requirements and other expenses are primarily provided by its affiliates. UII's cash flow is dependent on revenues from a management agreement with USA and its earnings received on invested assets and cash balances. At June 30, 1998, substantially all of the shareholders equity represents investment in affiliates. UII does not have significant day to day operations of its own. Cash requirements of UII primarily relate to the payment of interest on its convertible debentures and expenses related to maintaining UII as a corporation in good standing with the various regulatory bodies which govern corporations in the jurisdictions where UII does business. The payment of cash dividends to shareholders is not legally restricted. However, insurance company dividend payments are regulated by the state insurance department where the insurance company is domiciled. UTI is the ultimate parent of UG through ownership of several intermediary holding companies. UG can not pay a dividend directly to UII due to the ownership structure. Please refer to Note 1 of the Notes to the Financial Statements. UG's dividend limitations are described below without effect of the ownership structure.

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

UII currently has $639,086 in cash and cash equivalents. UII holds two mortgage loans. Operating activities of UII produced cash flows of $191,806 and $172,861 for the six months ended June 30, 1998 and 1997, respectively. UII had uses of cash from investing activities of $263,617 and $18,109 for the six months ended June 30, 1998 and 1997, respectively.

UTI and UII acquired a 53% and 47%, respectively interest in a note receivable from an outside party which was payable by UTG. Immediately upon acquisition of the note, UTI and UII contributed their interest in the note to UTG as a capital contribution. UTG did not have the cash available to acquire the note the directly. UTI, UII and UTG deemed the retirement of this debt advantageous in relation to the interest earned from cash versus interest costs of the debt.

In early 1994, UII received $902,300 from the sale of Debentures. The Debentures were issued pursuant to an indenture between UII and First of America Bank - Southeast Michigan, N.A., as trustee. The Debentures are general unsecured obligations of UII, subordinate in right of payment to any existing or future senior debt of UII. The Debentures are exchangeable and transferable, and are convertible at any time prior to March 31, 1999 into UII's Common Stock at a conversion price of $25 per share, subject to adjustment in certain events. The Debentures bear interest from March 31, 1994, payable quarterly, at a variable rate equal to one percentage point above the prime rate published in the Wall Street Journal from time to time. On or after March 31, 1999, the Debentures will be redeemable at UII's option, in whole or in part, at redemption prices declining from 103% of their principal amount. No sinking fund will be established to redeem the Debentures. The Debentures will mature on March 31, 2004. The Debentures are not listed on any national securities exchange or the NASDAQ National Market System.

UII and its affiliates are not aware of any litigation that will have a material adverse effect on the financial position of UII and its affiliates. In addition, UII and its affiliates do not believe that the regulatory initiatives currently under consideration by various regulatory agencies will have a material adverse impact on UII and its affiliates. UII and its affiliates are not aware of any material pending or threatened regulatory action with respect to UII or any of its affiliates. UII and its affiliates do not believe that any insurance guaranty fund assessments will be materially different from amounts already provided for in the financial statements.

Management believes that the overall sources of liquidity available to UII will be more than sufficient to satisfy its financial obligations.

YEAR 2000 ISSUE

The "Year 2000 Issue" is the inability of computers and computing technology to recognize correctly the Year 2000 date change. The problem results from a long-standing practice by programmers to save memory space by denoting Years using just two digits instead of four digits. Thus, systems that are not Year 2000 compliant may be unable to read dates correctly after the Year 1999 and can return incorrect or unpredictable results. This could have a significant effect on UII and its affiliates business/financial systems as well as products and services, if not corrected.

UII and its affiliates established a project to address year 2000 processing concerns in September of 1996. In 1997 UII and it affiliates completed the review of internally and externally developed software, and made corrections to all year 2000 non-compliant processing. UII and its affiliates also secured verification of current and future year 2000 compliance from all major external software vendors. In December of 1997, a separate computer operating environment was established with the system dates advanced to December of 1999. A parallel model office was established with all dates in the data advanced to December of 1999. Parallel model office processing is being performed using dates from December of 1999 to January of 2001, to insure all year 2000 processing errors have been corrected. Testing was completed by the end of the first quarter of 1998. Periodic regression testing will be performed to monitor continuing compliance. By addressing year 2000 compliance in a timely manner, compliance will be achieved using existing staff and without significant impact on UII and its affiliates operationally or financially.


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

A vote of the shareholders of UTI and UII regarding the proposed merger is anticipated to occur sometime during the third quarter of 1998. The proposed merger is not contingent upon the pending change in control of UTI.


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

Management of UTI intends to use the equity that is being contributed to expand their operations through the acquisition of other life insurance companies. The transaction is subject to the receipt of regulatory and other approvals; and the satisfaction of certain conditions. The transaction is not expected to be completed during the third quarter 1998, and there can be no assurance that the transaction will be completed. The pending change in control of UTI is not contingent upon the merger of UTI and UII.

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

A vote of the shareholders of UTI and UII regarding the proposed merger is anticipated to occur prior to the end of 1998. The proposed merger is not contingent upon the pending change in control of UTI.


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

Management of UTI intends to use the equity that is being contributed to expand their operations through the acquisition of other life insurance companies. The transaction is subject to the receipt of regulatory and other approvals; and the satisfaction of certain conditions. The transaction is expected to be completed during the third quarter 1998. There can be no assurance that the transaction will be completed. The pending change in control of UTI is not contingent upon the merger of UTI and UII.

FSF is an affiliate of First Southern Bancorp, Inc., a bank holding company that owns five banks that operate out of 14 locations in central Kentucky.


ITEM 6.  EXHIBITS


UII hereby incorporates by reference the exhibits as reflected in the Index to Exhibits of UII's Form 10-K for the year ended December 31, 1997.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




UNITED INCOME, INC.
(Registrant)












Date:   August 10, 1998            by /s/James E. Melville
                                     James E. Melville
                                     President, Chief Operating Officer
                                        and Director



Date:   August 10, 1998            by /s/Theodore C. Miller
                                     Theodore C. Miller
                                     Senior Vice President and Chief
                                        Financial Officer