Form 10-K/A
period 1996-12-31
UNITED INCOME INC
filed 1998-10-09
CIK 863138

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                             FORM 10-K/A

                           AMENDMENT NUMBER 1 to
            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1996Commission File Number 0-18540

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

                              Amendment No. 1

The undersigned registrant hereby amends the following items, financial statements, exhibits, or other portions of its December 31, 1996 filing of Form 10-K as set forth in the pages attached hereto:

          Each amendment as shown on the index page is amended to replace the existing item, statement or exhibit reflected in the December 31, 1996 Form 10-K filing. Changes to the original filing have been shaded for easy identification.

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

Date:     October 9, 1998

                            UNITED INCOME, INC,

                                FORM 10-K/A

                                   INDEX


PART III

AMENDED IN ITS ENTIRETY                                                3-11

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

THE BOARD OF DIRECTORS


In the fiscal year ended December 31, 1996, the Board of Directors of the Company met four times. All nominees for director attended at least 75% of all meetings of the Board and any committee of which he is a member except Mr. John Cantrell.

The Board of Directors has an Audit Committee consisting of Messrs. Berschet, Cantrell and Donahey. The Audit Committee reviews and acts or reports to the Board with respect to various auditing and accounting matters, the scope of the audit procedures and the results thereof, the internal accounting and control systems of the Company, the nature of services performed for the Company and the fees to be paid to the independent auditors, the performance of the Company's independent and internal auditors and the accounting practices of the Company. The Audit Committee also recommends to the full Board of Directors the auditors to be appointed by the Board. The Audit Committee met once in 1996.

The Board of Directors has an Executive Committee consisting of Messrs. Morrow and Ryherd. The Executive Committee has all the powers and authority of the Board of Directors in the management of the business and affairs of the Company, except those powers which, by law, cannot be delegated by the Board of Directors. The Committee must report to the Board of Directors regarding all actions taken by the Committee. The Committee did not meet in 1996.

The Board of Directors has a Nominating Committee consisting of Messrs. Aveni, Nash and Teater. The Nominating Committee reviews, evaluates and recommends directors, officers and nominees for the Board of Directors. There is no formal mechanism by which shareholders of the Company can recommend nominees for the Board of Directors, although any recommendations by shareholders of the Company will be considered. Shareholders desiring to make nominations to the Board of Directors should submit their nominations in writing to the Chairman of the Board no later than February 1st of the year in which the nomination is to be made. The Committee did not meet in 1996.

The Stock Option Committee is composed of Messrs. Berschet, Morrow and Ryherd. The Committee recommends to the Board of Directors the granting of options to purchase shares of the Company's Common Stock to those persons found to be eligible pursuant to the Stock Option criteria. The Committee did not meet in 1996.

The compensation of the Company's executive officers is determined by the full Board of Directors (see report on Executive Compensation).

DIRECTORS

Name, Age        Position  with the Company, Business Experience and  Other
                 Directorships

Vincent T. Aveni, 70

                 Director of the Company since 1984; Chairman
                 Emeritus of Realty One, Inc. and co-developer of the Three Village Condominium; currently serving the Ohio Association of Realtors as a trustee; past President of Ohio Association of Realtors; past Regional Vice President of the Ohio and Michigan National Association Marketing Institute, and Farm and Land Institute.

Marvin W. Berschet, 67

                 Director of the Company since 1984; self-employed since 1956; charter member of National Cattlemen's Association; Board member of Meat Export Federation for seven years and Chairman of Beef Council for three years; served on the National Livestock and Meat Board for 16 years; past President of Ohio Cattlemen's Association.

John K. Cantrell, 72

                 Director of the Company since 1992; Chairman of the Board of Directors of certain affiliate companies since 1984; Chief Executive Officer of certain affiliate companies from 1984 until 1992; Officer and Director of certain affiliate companies for more than the past five years.

Gertrude W. Donahey, 88

                 Director of the Company since 1984; Treasurer of the Company since 1987; in 1970, the first woman elected to a constitutional office in the State of Ohio; elected Treasurer of Ohio and served in that capacity until she retired in 1983.

Thomas F. Morrow, 52

                 Vice Chairman and Chief Operating Officer of the
                 Company since 1992, and a Director since 1987; President and COO of UTI since 1991, Treasurer since 1993 and a Director since 1984; President, Chief Operating Officer, Treasurer and Director of UTG since 1992; Vice Chairman, Chief Operating Officer and Director of certain affiliate companies since 1992 and Treasurer since 1993. Mr. Morrow has served as Vice Chairman and Director of certain affiliate life insurance companies since 1992 as well as having held similar positions with other affiliate life insurance companies from 1987 to 1992.

Charlie E. Nash, 69

                 Director of the Company since 1984; Executive
                 Director and State President of the Ohio Farmers Union; serves on the Board of Directors for National Farmers Union Uniform Pension Committee and as a member of its Investment Committee for pension funds; Chairman of the Putnam County Board of Elections; serves on the Board of Directors of Farmers Union Ventures, Inc., Green Thumb, Inc. and Farmers Education Foundation; he is a farm owner.

Larry E. Ryherd, 57

                 Chairman of the Board of Directors of the Company since 1987, CEO since 1992, President since 1993 and a Director since 1987; UTI Chairman of the Board of Directors and a Director since 1984, CEO since 1991; Chairman, CEO and Director of UTG since 1992; President, CEO and Director of certain affiliate companies since 1992. Mr. Ryherd has served as Chairman of the Board, CEO, President and COO of certain affiliate life insurance companies since 1992 and 1993. He has also been a Director of the National Alliance of Life Companies since 1992 and is the 1994 Membership Committee Chairman; he is a member of the American Council of Life Companies and Advisory Board Member of its Forum 500 since 1992.

Robert W. Teater, 70

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


EXECUTIVE OFFICERS OF THE COMPANY

More detailed information on the following officers of the Company appears under "Election of Directors":

                Larry E. Ryherd   Chairman of the Board of Directors,
                                  Chief Executive Officer and President
                Thomas F. Morrow  Vice Chairman and Chief Operating
                                  Officer

Other officers of the company are set forth below:

Name, Age        Position  with the Company, Business Experience and  Other
                 Directorships

James E. Melville, 51

                 Chief Financial Officer since March 1993; Senior Executive Vice President of the Company since September 1992; President and Chief Operating Officer of certain affiliate life insurance companies and Senior Executive Vice President of non-insurance affiliate companies since September 1992; President of certain affiliate companies from May 1989 until September 1991; Chief Operating Officer of FCC from 1989 until September 1991; Chief Operating Officer of certain affiliate companies from 1984 until September 1991; Senior Executive Vice President of certain affiliate companies from 1984 until September 1989; Consultant to UTI and UTG from March 1992 through September 1992.

George E. Francis, 53

                 Secretary of the Company since March 1993; Senior
                 Vice President and Chief Administrative Officer of certain affiliate companies since 1989; Secretary of certain affiliate companies since March 1993; Director of certain affiliate companies since October 1992; Treasurer and Chief Financial Officer of certain affiliate companies from 1984 until September 1992.

ITEM 11.  EXECUTIVE COMPENSATION

Executive Compensation Table

The following table sets forth certain information regarding compensation paid to or earned by the Company's Chief Executive Officer and each of the three other most highly compensated Executive Officers of the Company during each of the Company's last three fiscal years. Compensation for services provided by the named executive officers to the Company and its affiliates is paid by FCC as set forth in their employment agreements. (See Employment Contracts)

                        SUMMARY COMPENSATION TABLE

                                  Annual Compensation (1)

                                                    Other Annual
Name and                                          Compensation (2)
Principal Position               Salary    ($)          ($)


Larry E. Ryherd          1996      400,000            17,681
Chairman of the          1995      400,000            13,324
Board,  Chief            1994      400,000             7,909
Executive Officer

Thomas F. Morrow         1996      300,000            21,405
Vice Chairman, Chief     1995      300,000            16,654
Operating Officer        1994      300,000             9,886

James E. Melville        1996      237,000            27,537
Sr. Executive Vice       1995      237,000            38,206(3)
President, Chief         1994      237,000            13,181
Financial Officer

George E. Francis        1996      119,000             7,348
Sr. Vice President,      1995      119,000             4,441
Secretary                1994      119,000             2,636

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

Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR
Values

The following table summarizes for fiscal year ending, December 31, 1996, the number of shares subject to unexercised options and the value of unexercised options of the Common Stock of UTI held by the named executive officers. The values shown were determined by multiplying the applicable number of unexercised share options by the difference between the per share market price on December 31, 1996 and the applicable per share exercise price. There were no options granted to the named executive officers during 1996.

                 Number                    Number of            Value of
                 Of Shares                 Securities           Unexercised
                 Acquired on  Value        Underlying           in the Money
                 Exercise (#) Realized ($) Unexercised          Options/SAR's
                                           Options/SAR's        at FY-End ($)
                                           at FY-End (#)

Name                                       Exer     Unexer      Exer   Unexer
Larry E. Ryherd       -          -         13,800      -          0       -
Thomas F. Morrow      -          -         17,200      -          0       -
James E. Melville   2,500     13,563       30,000      -          0       -
George E. Francis     -          -          4,600      -          0       -

Compensation of Directors

The Company's standard arrangement for the compensation of directors provide that each director shall receive an annual retainer of $2,400, plus $300 for each meeting attended and reimbursement for reasonable travel expenses. The Company's director compensation policy also provides that directors who are employees or past employees of the Company do not receive any compensation for their services as directors except for reimbursement for reasonable travel expenses for attending each meeting. Mr. Cantrell receives compensation pursuant to an agreement which is described in the following section.

Employment Contracts

On April 15, 1993, Larry E. Ryherd entered into an employment agreement with FCC and UTI. Formerly, Mr. Ryherd had served as Chairman of the Board and Chief Executive Officer of UTI and its affiliates. Pursuant to the agreement, Mr. Ryherd agreed to serve as President and Chief Executive Officer of the Company and in addition, to serve in other positions of the affiliated companies if appointed or elected. The agreement provides for an annual salary of $400,000 as determined by the Board of Directors. The term of the agreement has been continuous. Mr. Ryherd has deferred portions of his income under a plan entitling him to a deferred compensation payment on January 2, 2000 in the amount of $240,000 which includes interest at the rate of approximately 8.5% per year.
Additionally, Mr. Ryherd was granted an option to purchase up to 13,800 of UTI Common Stock at $17.50 per share. The option is immediately exercisable and transferable. The option will expire December 31, 2000.

On April 15, 1993, Thomas F. Morrow entered into an employment agreement with FCC and UTI. Formerly, Mr. Morrow had served as President and Chief Operating Officer of UTI and its affiliates. Pursuant to the agreement, Mr. Morrow agreed to serve as Chief Operating Officer of the Company and in addition, to serve in other positions of the affiliated companies if appointed or elected. The agreement provides for an annual salary of $300,000 as determined by the Board of Directors. The term of the agreement has been continuous. Mr. Morrow has deferred portions of his income under a plan entitling him to a deferred compensation payment on January 2, 2000 in the amount of $300,000 which includes interest at the rate of approximately 8.5% per year. Additionally, Mr. Morrow was granted an option to purchase up to 17,200 of UTI Common Stock at $17.50 per share. The option is immediately exercisable and transferable. The option will expire December 31, 2000.


The Company and UTI entered into an employment agreement dated April 15, 1993 with James E. Melville pursuant to which Mr. Melville is employed as Senior Executive Vice President and in addition, to serve in other positions of the affiliated companies if appointed or elected at an annual salary of $237,000. The term of the agreement expires December 31, 1997. Mr. Melville has deferred portions of his income under a plan entitling him to a deferred compensation payment on January 2, 2000 of $400,000 which includes interest at the rate of approximately 8.5% per year.
Additionally, Mr. Melville was granted an option to purchase up to 32,500 shares of UTI Common Stock at $17.50 per share. The option is immediately exercisable and transferable. The option will expire December 31, 2000.

FCC entered into an employment agreement with George E. Francis on June 16, 1992. Under the terms of the agreement, Mr. Francis is employed as Senior Vice President of the Company at an annual salary of $119,000. Mr. Francis also agreed to serve in other positions if appointed or elected to such positions without additional compensation. The term of the contract has been continuous. Mr. Francis has deferred portions of his income under a plan entitling him to a deferred compensation payment on January 2, 2000 of $80,000 which includes interest at the rate of approximately 8.5% per year. Additionally, Mr. Francis was granted an option to purchase up to 4,600 shares of UTI Common Stock at $17.50 per share. The option is immediately exercisable and transferable. This option will expire on December 31, 2000.

On June 16, 1992, FCC entered into an employment agreement with John K. Cantrell, Chairman of the Board of Directors of FCC and a Director of the Company. Mr. Cantrell has agreed to continue as Chairman of the Board of Directors of FCC and a Director of the Company until April 30, 2002. In consideration for this commitment, FCC has agreed to pay Mr. Cantrell $12,500 each month for the first sixty months of the term and $8,333.33 each month for the last sixty months of the term. After Mr. Cantrell's retirement and until the death of the first to die of Mr. Cantrell or his wife, the Company will pay Mr. Cantrell the sum of $6,250 per month.

From and after the death of the first to die of Mr. and Mrs. Cantrell, FCC will pay $4,166.67 per month to the survivor until death of the survivor. Mrs. Cantrell will receive the death benefit described above from and after Mr. Cantrell's death regardless of whether he died while employed or after retirement. If Mr. Cantrell becomes disabled prior to retirement, FCC will continue to make payments described above while he is disabled until April 30, 2002. This agreement has been entered into for the purpose of securing Mr. Cantrell's extremely valuable services over the ten years and to relieve Mr. Cantrell of pressures to provide his wife and himself in the event of his disability or death.

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

Executive Compensation Considerations

The purpose of the Company's executive compensation plans is to ensure that the compensation levels provided to the Company's executive officers integrate with the Company's annual and long-term performance objectives, to align the financial interests of the executive officers with the interests of the Company's shareholders, to reward for superior financial performance, and to assist the Company in attracting, retaining and motivating executives with exceptional leadership abilities. Consistent with this purpose, the Board of Directors establishes appropriate compensation elements in each of the executive officers compensation plan to include a base salary, annual bonus, stock options and deferred compensation alternatives. Compensation levels are reviewed annually by the Board of Directors relative to other life insurance companies and companies of similar size in the financial industry ("comparable companies"). Based upon analysis of total compensation paid by comparable companies, total compensation paid to the Company's executive officers were found to be within the same ranges. Accordingly, the Board of Directors feels that the Company is maintaining a competitive position to retain the talent necessary to meet the challenges in the life insurance industry.

Executive Compensation Plan Elements

Base Salary. The Board of Directors establishes base salaries each year at a level intended to be within the competitive market range of comparable companies. In addition to the competitive market range, many factors are considered in determining base salaries, including the responsibilities assumed by the executive, the scope of the executive's position, experience, length of service, individual performance and internal equity considerations. During the last three fiscal years, there were no changes in the base salaries of the named executive officers.

Stock Options. One of the Company's priorities is for the executive officers to be significant shareholders so that the interest of the executives are closely aligned with the interests of the Company's other shareholders. The Board of Directors believes that this strategy motivates executives to remain focused on the overall long-term performance of the Company. Stock options are granted at the discretion of the Board of Directors and are intended to be granted at levels within the competitive market range of comparable companies. During 1993, each of the named executive officers were granted options under their employment agreements for UTI Common Stock as described in the Employment Contract section.
There were no options granted to the named executive officers during the last three fiscal years.

Deferred Compensation. A very significant component of overall Executive Compensation Plans is found in the flexibility afforded to participating officers in the receipt of their compensation. The availability, on a voluntary basis, of the deferred compensation arrangements as described in the Employment Contract section, may prove to be critical to certain officers, depending upon their particular financial circumstance.

Chief Executive Officer and President

During 1996, the Company's most highly compensated executive officers were Larry E. Ryherd, Chief Executive Officer and President, and Thomas F. Morrow, Vice Chairman and Chief Operating Officer. Indeciding Mr. Ryherd's and Mr. Morrow's compensation, the Board of Directors did not affix specific weights or values to the various factors considered in the executive compensation plan elements. The Board of Directors considered the significant progress made in 1994, 1995 and 1996 as it relates to the Company's growth through acquisitions and marketing new business. The Board of Directors also considered key decisions and actions taken to ensure the Company's long term profitability such as the continued restructuring of the Company in response to changes in the industry in order to remain competitive, and the consolidation of operations to achieve cost savings. Mr. Ryherd's cash compensation for 1996 was $400,000. Mr. Morrow's cash compensation for 1996 was $300,000. No stock options were granted to Mr. Ryherd or Mr. Morrow during 1996 and neither exercised any stock options during the year.

Conclusion

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


                            BOARD OF DIRECTORS

                     Vincent T. Aveni    Thomas F. Morrow
                     Marvin W. Berschet  Charlie E. Nash
                     John K. Cantrell    Larry E. Ryherd
                     Gertrude W. Donahey Robert W. Teater

The foregoing Report on Executive Compensation shall not be deemed to be incorporated by reference into any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the Company specifically incorporates such information by reference.

                             PERFORMANCE GRAPH


The following graph compares the cumulative total shareholder return on the Company's Common Stock during the five fiscal years ended December 31, 1996, with the cumulative total return on the NASDAQ Composite Index Performance and the NASDAQ Insurance Stock Index (1):


                 1991   1992    1993       1994       1995       1996
UII              100    100     100        92         92         40
NASDAQ           100    117     134        130        185        227
NASDAQ           100    136     145        136        194        221
Insurance

(1) The Company selected the NASDAQ Composite Index Performance as an appropriate comparison because the Company's Common Stock is not listed on any exchange. Furthermore, the Company selected the NASDAQ Insurance Stock Index as the second comparison because there is no similar single "peer company" in the NASDAQ system with which to compare stock performance and the closest additional line-of-business index which could be found was the NASDAQ Insurance Stock Index. Trading activity in the Company's Common Stock is limited, which may be a result in part of the Company's low profile from not being listed on any exchange, and its reported operating losses. The Company has experienced a tremendous growth rate over the period shown in the Return Chart with assets growing from approximately $19 million in 1991 to approximately $355 million in 1996 through it's 47% equity ownership of UTG. The growth rate has been the result of other company acquisitions and new insurance writings. The Company has incurred costs of conversions and administrative consolidations associated with the acquisitions which has contributed to the operating losses. The Return Chart is not intended to forecast or be indicative of possible future performance of the Company's stock.

The foregoing graph shall not be deemed to be incorporated by reference into any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the Company specifically incorporates such information by reference.

Compensation Committee Interlocks and Insider Participation

The following persons served as directors of the Company during 1996 and were officers or employees of the Company or its subsidiaries during 1996:
John K. Cantrell, Thomas F. Morrow and Larry E. Ryherd. Accordingly, these individuals have participated in decisions related to compensation of executive officers of the Company and its subsidiaries.

During 1996, the following executive officers of the Company were also members of the Board of Directors of FCC, two of whose executive officers served on the Board of Directors of the Company: Messrs. Morrow and Ryherd.

During 1996, the following executive officers of the Company were also members of the Board of Directors of UTI, two of whose executive officers served on the Board of Directors of the Company: Messrs. Morrow and Ryherd.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

PRINCIPAL HOLDERS OF SECURITIES

The following tabulation sets forth the name and address of the entity known to be the beneficial owner of more than 5% of the Company's Common Stock and shows: (i) the total number of shares of Common Stock beneficially owned by such person as of March 31, 1997 and the nature of such ownership; and (ii) the percent of the issued and outstanding shares of Common Stock so owned as of the same date.


    Title                           Number of Shares      Percent
    of       Name and Address       and Nature of         of
    Class    of Beneficial Owner    Beneficial Ownership  Class

    Common    United Trust, Inc.    416,185               29.9%
    Stock,    5250 South 6th Street
    no par    Springfield, IL 62703
    value

SECURITY OWNERSHIP OF MANAGEMENT

The following tabulation shows with respect to each of the directors and nominees of the Company, with respect to the Company's chief executive officer and each of the Company's executive officers whose salary plus bonus exceeded $100,000 for fiscal 1996, and with respect to all executive officers and directors of the Company as a group: (i) the total number of shares of all classes of stock of the Company or any of its parents or subsidiaries, beneficially owned as of March 31, 1997 and the nature of such ownership; and (ii) the percent of the issued and outstanding shares of stock so owned as of the same date.

 Title         Directors, Named Executive      Number of Shares     Percent
 of            Officers, & All Directors &     and Nature of        of
 Class         Executive Officers as a Group   Ownership            Class

 UTI's         Vincent T. Aveni                    0                  *
 Common        Marvin W. Berschet                  0                  *
 Stock, no     John K. Cantrell                    0                  *
 par value     Gertrude W. Donahey                 0                  *
               George E. Francis               4,600  (1)             *
               James E. Melville              52,500  (2)           2.6%
               Thomas F. Morrow              159,060  (3)           8.0%
               Charlie E. Nash                     0                  *
               Larry E. Ryherd               617,236  (4)          31.0%
               Robert W. Teater                    0                  *
               All directors and             833,396               41.9%
               executive officers as a
               group (ten in number)

 FCC's         Vincent T. Aveni                    0                  *
 Common        Marvin W. Berschet                  0                  *
 Stock, $1.00  John K. Cantrell                    0                  *
 par value     Gertrude W. Donahey                 0                  *
               George E. Francis                   0                  *
               James E. Melville                 431  (5)             *
               Thomas F. Morrow                    0                  *
               Charlie E. Nash                     0                  *
               Larry E. Ryherd                     0                  *
               Robert W. Teater                    0                  *
               All directors and                 431                  *
               executive officers as a
               group (ten in number)


 Title         Directors, Named Executive      Number of Shares     Percent
 of            Officers, & All Directors &     and Nature of        of
 Class         Executive Officers as a Group   Ownership            Class

 Company's     Vincent T. Aveni                7,716  (6)             *
 Common        Marvin W. Berschet              7,161  (7)             *
 Stock, no     John K. Cantrell                    0                  *
 par value     Gertrude W. Donahey             7,000                  *
               George E. Francis                   0                  *
               James E. Melville                   0                  *
               Thomas F. Morrow               31,500  (8) (11)      2.3%
               Charlie E. Nash                 7,052                  *
               Larry E. Ryherd                47,250  (9) (11)      3.4%
               Robert W. Teater                7,380  (10)            *
               All directors and executive
               officers
               as a group (ten in number)    115,059                8.3%

     (1) Includes 4,600 shares which may be acquired upon the exercise of outstanding stock options.

     (2) James E. Melville owns 2,500 shares individually, and 14,000 shares jointly with his spouse. Includes; (i) 3,000 shares of the UTI's Common Stock which are held beneficially in trust for his daughter, namely Bonnie J. Melville; (ii) 3,000 shares of the UTI's Common Stock, 750 shares of which are in the name of Matthew C. Hartman, his nephew; 750 shares of which are in the name of Zachary
     T. Hartman, his nephew; 750 shares of which are in the name of Elizabeth A. Hartman, his niece; and 750 shares of which are in the name of Margaret M. Hartman, his niece; and (iii) 30,000 shares which may be acquired by James E. Melville upon exercise of outstanding stock options.

     (3) Includes 17,200 shares which may be acquired upon the exercise of outstanding stock options. Includes 1,000 shares as custodian for grandsons.

     (4) Larry E. Ryherd owns 271,086 shares of the UTI's Common Stock in his own name. Includes; (i) 150,050 shares of the UTI's Common Stock in the name of Dorothy LouVae Ryherd, his wife; (ii) 150,000 shares of the UTI's Common Stock which are held beneficially in trust for the three children of Larry E. Ryherd and Dorothy LouVae Ryherd, namely Shari Lynette Serr, Derek Scott Ryherd and Jarad John Ryherd;
     (iii) 29,300 shares of the UTI's Common Stock, 9,700 shares of which are in the name of Shari Lynette Serr, 9,700 shares of which are held in the name of Derek Scott Ryherd, and 9,900 shares of which are in the name of Jarad John Ryherd; (iv) 500 shares of the UTI's Common Stock held in the name of Larry E. Ryherd as custodian for Charity Lynn Newby, his niece; (v) 500 shares held in the name of Larry E. Ryherd as custodian for Lesley Carol Newby, his niece; (vi) 2,000 shares held by Dorothy LouVae Ryherd, his wife as custodian for granddaughter; and (vii) 13,800 shares which may be acquired by Larry
     E. Ryherd upon exercise of outstanding stock options.

     (5) James E. Melville owns 55 shares individually and 376 shares jointly with his spouse.

     (6) Includes 272 shares owned directly by Mr. Aveni's brother and 210 shares owned directly by Mr. Aveni's son.

     (7) Includes 42 shares owned directly by each of Mr. Berschet's two sons and 77 shares owned directly by Mr. Berschet's daughter, a total of 161 shares.

     (8) Includes 31,500 shares beneficially in trust for the two children of Thomas F. Morrow, namely Kristi J. Wilkerson and Amy Suzanne Heath.

     (9) Includes 47,250 shares beneficially in trust for the three children of Larry E. Ryherd and Dorothy LouVae Ryherd, namely Shari Lynette Serr, Derek Scott Ryherd and Jarad John Ryherd.

     (10)    Includes 210 shares owned directly by Mr. Teater's spouse.

     (11) In addition, Mr. Morrow and Mr. Ryherd are directors and officers of UTI, which owns 416,185 shares (29.9%) of the Company. Mr. Morrow and Mr. Ryherd disclaim any beneficial interest in the 416,185 shares of the Company owned by UTI as the UTI board of directors controls the voting and investment decisions regarding such shares.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

RELATIONSHIP WITH INDEPENDENT PUBLIC ACCOUNTANTS

Kerber, Eck and Braeckel served as the Company's independent certified public accounting firm for the fiscal year ended December 31, 1996 and fiscal year ended December 31, 1995. In serving its primary function as outside auditor for the Company, Kerber, Eck and Braeckel performed the following audit services: examination of annual consolidated financial statements; assistance and consultation on reports filed with the Securities and Exchange Commission and; assistance and consultation on separate financial reports filed with the State insurance regulatory authorities pursuant to certain statutory requirements. The Company does not expect that a representative of Kerber, Eck and Braeckel will be present at the Annual Meeting of Shareholders of the Company. No accountants have been selected for fiscal year 1997 because the Company generally chooses accountants shortly before the commencement of the annual audit work.