Form 10-K/A
period 1997-12-31
UNITED INCOME INC
filed 1998-10-09
CIK 863138

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                             FORM 10-K/A

                           AMENDMENT NUMBER 2 to
            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                OF THE SECURITIES EXCHANGE ACT OF 1934

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

                              Amendment No. 2

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

Date:     October 9, 1998

                            UNITED INCOME, INC,

                                FORM 10-K/A

                                   INDEX

CERTIFIED PUBLIC ACCOUNTANT'S CONSENT

                 KERBER, ECK, & BRAECKEL LLP                            3

PART I

ITEM 1.     BUSINESS

                      Products                                          4

                      Reinsurance                                       5

ITEM 3.     LEGAL PROCEEDINGS                                           5



PART II

ITEM 7.   MNAGEMENT'S DISCUSSION AND ANALYSIS OF
          FNANCIAL CONDITION AND RESULTS OF OPERATIONS               5-17

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

              Net loss per common share                                18

              Note 1B - Nature of operations                           18

              Note 2 - Disclosures about fair values of financial
               instruments                                             18

              Note 10 - Pending change in control of United Trust,
               Inc.                                                    19

EXHIBIT 99(d) AUDITED FINANCIAL STATEMENTS OF UNITED TRUST GROUP, INC.

              Exhibit 99(d), Note 1G - Recognition of revenues and
               related expenses                                        20

              Exhibit 99(d), Note 1H - Deferred policy acquisition
               costs                                                   20

              Exhibit 99(d), Note 1I - Cost of Insurance acquired      20

              Exhibit 99(d), Note 1J - Cost in excess of net assets
               purchased                                            20-21

              Exhibit 99(d), Note 17 - Pending change in control of
               United Trust, Inc.                                      21

            Consent of Independent Certified Public Accountant


We consent to the amendments on page 18-19 of this Form 10-K/A dated October 9, 1998, and to the use of our opinion dated March 26, 1998, as originally filed with the United Income, Inc. Form 10-K for 1997 after such amendment. We also consent to the amendments in Exhibit 99(d) on pages 20-21 of this Form 10-K/A and to the use of our opinion on United Trust Group, Inc. dated March 26, 1998.



                              KERBER, ECK & BRAECKEL LLP





Springfield, Illinois
October 9, 1998

PART I, ITEM I, BUSINESS, PRODUCTS OF UII SHOULD BE AMENDED AS FOLLOWS:


Products

The Company's portfolio consists of two universal life insurance products. Universal life insurance is a form of permanent life insurance that is characterized by its flexible premiums, flexible face amounts, and unbundled pricing factors. The primary universal life insurance product is referred to as the "Century 2000". This product was introduced to the marketing force in 1993 and has become the cornerstone of current marketing. This product has a minimum face amount of $25,000 and currently credits 6% interest with a guaranteed rate of 4.5% in the first 20 years and 3% in years 21 and greater. The policy values are subject to a $4.50 monthly policy fee, an administrative load and a premium load of 6.5% in all years. The premium and administrative loads are a general expense charge which is added to a policy's net premium to cover the insurer's cost of doing business. A premium load is assessed upon the receipt of a premium payment. An administrative load is a monthly maintenance charge. The administrative load and surrender charge are based on the issue age, sex and rating class of the policy. A surrender charge is effective for the first 14 policy years. In general, the surrender charge is very high in the first couple of years and then declines to zero at the end of 14 years. Policy loans are available at 7% interest in advance. The policy's accumulated fund will be credited the guaranteed interest rate in relation to the amount of the policy loan.

The second universal life product referred to as the "UL90A", has a minimum face amount of $25,000. The administrative load is based on the issue age, sex and rating class of the policy. Policy fees vary from $1 per month in the first year to $4 per month in the second and third years and $3 per month each year thereafter. The UL90A currently credits 5.5% interest with a 4.5% guaranteed interest rate. Partial withdrawals, subject to a remaining minimum $500 cash surrender value and a $25 fee, are allowed once a year after the first duration. Policy loans are available at 7% interest in advance. The policy's accumulated fund will be credited the guaranteed interest rate in relation to the amount of the policy loan. Surrender charges are based on a percentage of target premium starting at 120% for years 1-5 then grading downward to zero in year 15. This policy contains a guaranteed interest credit bonus for the long-term policyholder. From years 10 through 20, additional interest bonuses are earned with a total in the twentieth year of 1.375%. The bonus is calculated from the policy issue date and is contractually guaranteed.

The Company's actual experience for earned interest, persistency and mortality vary from the assumptions applied to pricing and for determining premiums. Accordingly, differences between the Company's actual experience and those assumptions applied may impact the profitability of the Company. The minimum interest spread between earned and credited rates is 1% on the "Century 2000" universal life insurance product. The Company monitors investment yields, and when necessary adjusts credited interest rates on its insurance products to preserve targeted interest spreads. Credited rates are reviewed and established by the Board of Directors of the respective life insurance subsidiaries.

The premium rates are competitive with other insurers doing business in the states in which the Company is marketing its products.

The Company markets other products, none of which is significant to operations. The Company has a variety of policies in force different from those which are currently being marketed. The previously defined Universal life and interest sensitive whole life, which is a type of indeterminate premium life insurance which provides that the policy's cash value may be greater than that guaranteed if changing assumptions warrant an increase, business account for approximately 46% of the insurance in force. Approximately 29% of the insurance in force is participating business, which represents policies under which the policyowner shares in the insurance companies divisible surplus. The Company's average persistency rate for its policies in force for 1997 and 1996 has been 89.4% and 87.9%, respectively. The Company does not anticipate any material fluctuations in these rates in the future that may result from competition.

Interest-sensitive life insurance products have characteristics similar to annuities with respect to the crediting of a current rate of interest at or above a guaranteed minimum rate and the use of surrender charges to discourage premature withdrawal of cash values. Universal life insurance policies also involve variable premium charges against the policyholder's account balance for the cost of insurance and administrative expenses. Interest-
sensitive whole life products generally have fixed premiums. Interest-sensitive life insurance products are designed with a combination of front-end loads, periodic variable charges, and back-end loads or surrender charges. Traditional life insurance products have premiums and benefits predetermined at issue; the premiums are set at levels that are designed to exceed expected policyholder benefits and Company expenses. Participating business is traditional life insurance with the added feature of an annual return of a portion of the premium paid by the policyholder through a policyholder dividend. This dividend is set annually by the Board of Directors of each insurance company and is completely discretionary.


PART  I,  ITEM  I, BUSINESS, REINSURANCE PARAGRAPH 1 SHOULD BE  AMENDED  AS
FOLLOWS:

Reinsurance

As is customary in the insurance industry, the insurance affiliates cede insurance to other insurance companies under reinsurance agreements. Reinsurance agreements are intended to limit a life insurer's maximum loss on a large or unusually hazardous risk or to obtain a greater diversification of risk. The ceding insurance company remains primarily liable with respect to ceded insurance should any reinsurer be unable to meet the obligations assumed by it, however it is the practice of insurers to reduce their exposure to loss to the extent that they have been reinsured with other insurance companies. The Company sets a limit on the amount of insurance retained on the life of any one person. The Company will not retain more than $125,000, including accidental death benefits, on any one life. At December 31, 1997, the Company had insurance in force of $3.692 billion of which approximately $1.022 billion was ceded to reinsurers.


PART I, ITEM 3, LEGAL PROCEEDINGS, SHOULD BE AMENDED AS FOLLOWS:

The Company and its affiliates are named as defendants in a number of legal actions arising primarily from claims made under insurance policies. Those actions have been considered in establishing the Company's liabilities. Management is of the opinion that the settlement of those actions will not have a material adverse effect on the Company's financial position or results of operations.


PART II, ITEM 7 SHOULD BE AMENDED AS FOLLOWS:

UII MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 1997

At December 31, 1997 and 1996, the balance sheet reflects the assets and liabilities of UII and its 47% equity interest in UTG. The statements of operations and statements of cash flows presented for 1997, 1996 and 1995 include the operating results of UII.


Results of Operations

1997compared to 1996

(a)  Revenues

UII's primary source of revenues is derived from service fee income, which is provided via a service agreement with USA. The agreement was originally established upon the formation of USA, which was a 100% owned subsidiary of UII. Changes in the affiliate structure have resulted in USA no longer being a direct subsidiary of UII, though still a member of the same affiliated group. The original service agreement has remained in place without modification. The fees are based on a percentage of premium revenue ofUSA. The percentages are applied to both first year and renewal premiums at different rates. Under the current structure, FCC pays all general operating expenses of the affiliated group. FCC then receives management and service fees from the various affiliates, including UTI and UII. Pursuant to the terms of the agreement, USA pays UII monthly fees equal to 22% of the amount of collected first year statutory premiums,  20%
in second year and 6% of the renewal premiums in years three and after. The Company recognized service agreement income of $989,295, $1,567,891 and $2,015,325 in 1997, 1996 and 1995, respectively, based on statutory collected premiums in USA of $10,300,332, $13,298,597, and $14,128,199 in
1997,1996 and 1995, respectively. First year premium revenues of USA decreased 54% in 1997 from 1996. This decline is primarily related to the potential change in control of UTI over the last two years to two different parties. The possible changes and resulting uncertainties have hurt USA's ability to recruit and maintain sales agents. Management expects first year production to decline slightly in 1998, and then growth is anticipated in subsequent periods following the resolution of the change in control of UTI.

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

    Amortization  of  cost  of insurance acquired  decreased  56%  in  1997 compared to 1996. Cost of insurance acquired is established when an insurance company is acquired. The Company assigns a portion of its cost to the right to receive future cash flows from insurance contracts existing at the date of the acquisition. The cost of policies purchased represents the actuarially determined present value of the projected future cash flows from the acquired policies. Cost of insurance acquired is comprised of individual life insurance products including whole life, interest sensitive whole life and universal life insurance products. Cost of insurance acquired is amortized with interest in relation to expected future profits, including direct charge-offs for any excess of the unamortized asset over the projected future profits. The interest rates utilized in the amortization calculation are 9% on approximately 24% of the balance and 15% on the remaining balance. The interest rates vary due to risk analysis performed at the time of acquisition on the business acquired. The amortization is adjusted retrospectively when estimates of current or future gross profits to be realized from a group of products are revised. UTG and its subsidiaries' did not have any charge-offs during the periods covered by this report. The decrease in amortization during the current period is a fluctuation due to the expected future profits. Amortization of cost of insurance acquired is particularly sensitive to changes in persistency of certain blocks of insurance in-force. The improvement of persistency during the year had a positive impact on amortization of cost of insurance acquired. Persistency is a measure of insurance in force retained in relation to the previous year. The average persistency rate for all policies in force for 1997 and 1996 has been approximately 89.4% and 87.9%, respectively.

    Operating expenses decreased 21% in 1997 compared to 1996. Approximately one-half of the decrease in operating expenses is related to the settlement of certain litigation in December of 1996 regarding non-standard policies. Included in this decrease were legal fees and payments to the litigants to settle the issue. In 1992, as part of the acquisition of Commonwealth Industries Corporation, an agreement was entered into between John Cantrell and FCC for future payments to be made by FCC. A liability was established at the date of the agreement. Upon the death of Mr. Cantrell in late 1997, obligations under this agreement transferred to Mr. Cantrell's wife at a reduced amount. This resulted in a reduction of approximately $600,000 of the liability held for future payments under the agreement. In addition, 1997 Consulting fees, primarily in the area of actuarial services. were reduced approximately $400,000 as the Company was able to hire an actuary, on a part-time basis, at a cost less than fees paid in the previous year to consulting actuaries. The remaining reduction in operating expenses is attributable to reduced salary and employee benefit costs in 1997, as a result of natural attrition.


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

    Revenues of UTG

    Premium and policy fee revenues, net of reinsurance premium, decreased 7% when comparing 1996 to 1995. The decrease in premium income is primarily attributed to a 15% decrease in new business production. The decrease is due to two factors. The first factor is that UTG and its subsidiaries' changed its focus from primarily a broker agency distribution system to a captive agent system. The second factor is that UTG and its subsidiaries' changed its product portfolio from traditional life insurance to universal life insurance.

   Business written by the broker agency force, in recent years, did not meet UTG and its subsidiaries' expectations. With the change in focus of distribution systems, most of the broker agents were terminated. (The termination of the broker agency force caused a non-recurring write down of the value of agency force asset in 1995, see discussion of amortization of agency force for further details.). The change in distribution systems effectively reduced the total number of agents representing and producing business for UTG and its subsidiaries' Broker agents sell insurance and related products for several companies. Captive agents sell for only one company. The change from a brokerage agency system to a captive agent system caused a decline in new premium writings as the captive agents required training from the home office and often had little or no previous insurance sales experience. Additionally, the products sold were changed from traditional whole life to universal life, resulting in veteran captive agents having to learn the features of the new products. Broker agents typically sell products for several companies and typically have more experience in the industry or have experienced agents within the agency to assist and train them. The captive agent approach, though slower and requiring more home office training, is believed to be the best long term approach for UTG and its subsidiaries' as agents will be trained in the procedures and practices of the insurance subsidiaries and will be more familiar through the training process. This will help in recruiting quality individuals with the character and attitude conducive with UTG and its subsidiaries' desires.

   Universal life and interest sensitive products contribute only the risk charge to premium income; however, traditional insurance products contribute all monies received to premium income. UTG and its subsidiaries' changed their product portfolio to remain competitive based on consumer demand.

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

    Amortization  of  cost  of insurance acquired  increased  26%  in  1996 compared to 1995. Cost of insurance acquired is established when an insurance company is acquired. The Company assigns a portion of its cost to the right to receive future cash flows from insurance contracts existing at the date of the acquisition. The cost of policies purchased represents the actuarially determined present value of the projected future cash flows from the acquired policies. Cost of insurance acquired is comprised of individual life insurance products including whole life, interest sensitive whole life and universal life insurance products. Cost of insurance acquired is amortized with interest in relation to expected future profits, including direct charge-offs for any excess of the unamortized asset over the projected future profits. The interest rates utilized in the amortization calculation are 9% on approximately 24% of the balance and 15% on the remaining balance. The interest rates vary due to risk analysis performed at the time of acquisition on the business acquired. The amortization is adjusted retrospectively when estimates of current or future gross profits to be realized from a group of products are revised. UTG and its subsidiaries' did not have any charge-offs during the periods covered by this report. The increase in amortization during the current period is a fluctuation due to the expected future profits. Amortization of cost of insurance acquired is particularly sensitive to changes in persistency of certain blocks of insurance in-force.

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


Liquidity and Capital Resources

Since UII is a holding company, funds required to meet its debt service requirements and other expenses are primarily provided by its affiliates. UII's cash flow is dependent on revenues from a management agreement with USA and its earnings received on invested assets and cash balances. At December 31, 1997,substantially all of the shareholders equity represents investment in affiliates. UII does not have significant day to day operations of its own. Cash requirements of UII primarily relate to the payment of interest on its convertible debentures and expenses related to maintaining the Company as a corporation in good standing with the various regulatory bodies which govern corporations in the jurisdictions where the Company does business. The payment of cash dividends to shareholders is not legally restricted. However, insurance company dividend payments are regulated by the state insurance department where the company is domiciled. UTI is the ultimate parent of UG through ownership of several intermediary holding companies. UG can not pay a dividend directly to UII due to the ownership structure. However, if UG paid a dividend to its direct parent and each subsequent intermediate company within the holding company structure paid a dividend equal to the amount it received, UII would receive 37% of the original dividend paid by UG. Please refer to Note 1 of the Notes to the Financial Statements. UG's dividend limitations are described below without effect of the ownership structure. Please refer to
Note 1 of the Notes to the Financial Statements. UG's dividend limitations are described below without effect of the ownership structure.

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

Currently, the Company's insurance affiliates are subject to government regulation in each of the states in which they conduct business. Such regulation is vested in state agencies having broad administrative power dealing with all aspects of the insurance business, including the power to:
(i) grant and revoke licenses to transact business; (ii) regulate and supervise trade practices and market conduct; (iii) establish guaranty associations; (iv) license agents; (v) approve policy forms; (vi) approve premium rates for some lines of business; (vii) establish reserve requirements; (viii) prescribe the form and content of required financial statements and reports; (ix) determine the reasonableness and adequacy of statutory capital and surplus; and (x) regulate the type and amount of permitted investments. Insurance regulation is concerned primarily with the protection of policyholders. The Company cannot predict the impact of any future proposals, regulations or market conduct investigations. The Company's insurance affiliates, USA, UG, APPL and ABE are domiciled in the states of Ohio, Ohio, West Virginia and Illinois, respectively.

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


Subsequent Event

On February 19, 1998, UTI signed a letter of intent with Jesse T. Correll, whereby Mr. Correll will personally or in combination with other individuals make an equity investment in UTI over a period of three years. Upon completion of the transaction Mr. Correll will own 51% of UTI. Under the terms of the letter of intent Mr. Correll will buy 2,000,000 authorized but unissued shares of UTI common stock for $15.00 per share and will also buy 389,715 shares of UTI common stock, representing stock of UTI and UII, that UTI purchased during the last eight months in private transactions at the average price UTI paid for such stock, plus interest, or approximately $10.00 per share. Mr. Correll also will purchase 66,667 shares of UTI common stock and $2,560,000 of face amount of convertible bonds (which are due and payable on any change in control of UTI) in private transactions, primarily from officers of UTI. Upon completion of the transaction, Mr. Correll would be the largest shareholder of UTI.

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

PART   II,  ITEM  8,  FINANCIAL  STATEMENTS,  CONSOLIDATED  STATEMENTS   OF
OPERATIONS SHOULD BE AMENDED TO REPLACE NET LOSS PER COMMON SHARE

                        1997           1996            1995
Net loss per common $  (0.06)      $  (0.23)       $  (1.54)
share



PART II, ITEM 8 NOTES TO FINANCIAL STATEMENTS, NOTE 1B, SHOULD BE AMENDED AS FOLLOWS:

1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

B.NATURE  OF OPERATIONS - United Income, Inc. ("UII"), referred to  as  the
  ("Company"), was incorporated November 2, 1987, and commenced its activities January 20, 1988. UII is an insurance holding company that through its insurance affiliates sells individual life insurance products. UII is an affiliate of UTI, an Illinois insurance holding company. UTI owns 40.6% of UII. The officers of UII are the same as those of its parent UTI.

PART II, ITEM 8, NOTES TO FINANCIAL STATEMENTS, NOTE 2 SHOULD BE AMENDED AS
FOLLOWS:

2.   DISCLOSURES ABOUT FAIR VALUES OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each class of financial instrument required to be valued by SFAS 107 for which it is practicable to estimate that value:

(a) Mortgage loans

The fair values of mortgage loans are estimated using discounted cash flow analyses and interest rates being offered for similar loans to borrowers with similar credit ratings. As of December 31, 1997 the estimated fair value and carrying amountt were $138,519 and $121,520, respectively. As of December 31, 1996 the estimated fair value and carrying amount were each $122,853.

(b) Notes receivable from affiliate

For notes receivable from affiliate, which is subject to a floating rate of interest, carrying value is a reasonable estimate of fair value.

(c) Convertible debentures

For the convertible debentures, which are subject to a floating rate of interest, carrying value is a reasonable estimate of fair value.

PART II, ITEM 8, NOTES TO FINANCIAL STATEMENTS, NOTE 10 SHOULD BE AMENDED AS FOLLOWS:

10.  PENDING CHANGE IN CONTROL OF UNITED TRUST, INC.

On February 19, 1998, UTI signed a letter of intent with Jesse T. Correll, whereby Mr. Correll will personally or in combination with other individuals make an equity investment in UTI over a three year period of time. Upon completion of the transaction Mr. Correll will own 51% of UTI. Under the terms of the letter of intent, Mr. Correll will buy 2,000,000 authorized but unissued shares of UTI common stock for $15.00 per share and will also buy 389,715 shares of UTI common stock, representing stock of UTI and UII, that UTI purchased during the last eight months in private transactions at the average price UTI paid for such stock, plus interest, or approximately $10.00 per share. Mr. Correll also will purchase 66,667 shares of UTI common stock and $2,560,000 of face amount of convertible bonds (which are due and payable on any change in control of UTI) in private transactions, primarily from officers of UTI.

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

EXHIBIT  99(d)  AUDITED FINANCIAL STATEMENTS OF UNITED TRUST  GROUP,  INC.,
NOTE 1G, SHOULD BE AMENDED AS FOLLOWS:

 G. RECOGNITION OF REVENUES AND RELATED EXPENSES - Premiums for traditional life insurance products, which include those products with fixed and guaranteed premiums and benefits, consist principally of whole life insurance policies, and certain annuities with life contingencies are recognized as revenues when due. Limited payment life insurance policies defer gross premiums received in excess of net premiums which is then recognized in income in a constant relationship with insurance in force. Accident and health insurance premiums are recognized as revenue pro rata over the terms of the policies.Benefits and related expenses associated with the premiums earned are charged to expense proportionately over the lives of the policies through a provision for future policy benefit liabilities and through deferral and amortization of deferred policy acquisition costs. For universal life and investment products, generally there is no requirement for payment of premium other than to maintain account values at a level sufficient to pay mortality and expense charges.Consequently, premiums for universal life policies and investment products are not reported as revenue, but as deposits. Policy fee revenue for universal life policies and investment products consists of charges for the cost of insurance and policy administration fees assessed during the period. Expenses include interest credited to policy account balances and benefit claims incurred in excess of policy account balances.


EXHIBIT  99(d)  AUDITED FINANCIAL STATEMENTS OF UNITED TRUST  GROUP,  INC.,
NOTE 1H, FIRST PARAGRAGH SHOULD BE AMENDED AS FOLLOWS:

H.   DEFERRED  POLICY  ACQUISITION  COSTS   -
     Commissions and other costs (salaries of certain employees involved in the underwriting and policy issue functions, and medical and inspection fees) of acquiring life insurance products that vary with and are primarily related to the production of new business have been deferred. Traditional life insurance acquisition costs are being amortized over the premium-paying period of the related policies using assumptions consistent with those used in computing policy benefit reserves.

 EXHIBIT  99(d) AUDITED FINANCIAL STATEMENTS OF UNITED TRUST  GROUP,  INC.,
 NOTE 1I, FIRST PARAGRAGH SHOULD BE AMENDED AS FOLLOWS:

I. COST OF INSURANCE ACQUIRED - When an insurance company is acquired, the Company assigns a portion of its cost to the right to receive future cash flows from insurance contracts existing at the date of the acquisition. The cost of policies purchased represents the actuarially determined present value of the projected future cash flows from the acquired policies. The Company utilized a 9% discount rate on approximately 24% of the business and a 15% discount rate on approximately 76% of the business. Cost of Insurance Acquired is amortized with interest in relation to expected future profits, including direct charge-offs for any excess of the unamortized asset over the projected future profits.. The interest rates utilized in the amortization calculation are 9% on approximately 24% of the balance and 15% on the remaining balance. The interest rates vary due to differences in the blocks of business. The amortization is adjusted retrospectively when estimates of current or future gross profits to be realized from a group of products are revised.


EXHIBIT  99(d)  AUDITED FINANCIAL STATEMENTS OF UNITED TRUST  GROUP,  INC.,
NOTE 1J SHOULD BE AMENDED AS FOLLOWS:

     J.COST IN EXCESS OF NET ASSETS PURCHASED - Cost in excess of net assets purchased is the excess of the amount paid to acquire a company over the fair value of its net assets. Costs in excess of net assets purchased are amortized on the straight-line basis over a 40-year period. Management continually reviews the value of goodwill based on estimates of future earnings. As part of this review, management determines whether goodwill is fully recoverable from projected undiscounted net cash flows from earnings of the subsidiaries over the remaining amortization period. If management were to determine that changes in such projected cash flows no longer
     supported   the   recoverability  of  goodwill
     over   the   remaining
     amortization period, the carrying value of goodwill would  be  reduced
     with  a  corresponding charge to expense       (no such  changes  have
     occurred). Accumulated amortization of cost in excess of net assets purchased was $1,420,146 and $1,265,146 as of December 31, 1997 and 1996, respectively. A reverse stock split of FCC in May of 1997 created negative goodwill of $2,564,719. The credit to goodwill resulted from the retirement of fractional shares. Please refer to
     Note 11 to the Consolidated Financial Statements for additional information concerning the reverse stock split.


EXHIBIT  99(d)  AUDITED FINANCIAL STATEMENTS OF UNITED TRUST  GROUP,  INC.,
NOTE 17 SHOULD BE AMENDED AS FOLLOWS:

17.  PENDING CHANGE IN CONTROL OF UNITED TRUST, INC.

On February 19, 1998, UTI signed a letter of intent with Jesse T. Correll, whereby Mr. Correll will personally or in combination with other individuals make an equity investment in UTI over a period of three years. Upon completion of the transaction Mr. Correll will own 51% of UTI. Under the terms of the letter of intent Mr. Correll will buy 2,000,000 authorized but unissued shares of UTI common stock for $15.00 per share and will also buy 389,715 shares of UTI common stock, representing stock of UTI and UII, that UTI purchased during the last eight months in private transactions at the average price UTI paid for such stock, plus interest, or approximately $10.00 per share. Mr. Correll also will purchase 66,667 shares of UTI common stock and $2,560,000 of face amount of convertible bonds (which are due and payable on any change in control of UTI) in private transactions, primarily from officers of UTI. Upon completion of the transaction, Mr. Correll would be the largest shareholder of UTI.
UTI intends to use the equity that is being contributed to expand their operations through the acquisition of other life insurance companies. The transaction is subject to negotiation of a definitive purchase agreement; completion of due diligence by Mr. Correll; the receipt of regulatory and other approvals; and the satisfaction of certain conditions. The transaction is not expected to be completed before June 30, 1998, and there can be no assurance that the transaction will be completed.