Form 10-Q/A
period 1998-06-30
UNITED INCOME INC
filed 1998-10-09
CIK 863138

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                             FORM 10-Q/A
                             (Amendment No. 1)

(Mark One)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
       THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of the registrant's common stock as of July 31, 1998 was 1,391,919.

                            UNITED INCOME, INC,

                                FORM 10-Q/A

                                   INDEX


PART I - FINANCIAL INFORMATION                                     3
 ITEM 1.  FINANCIAL STATEMENTS                                     3
  STATEMENT OF OPERATIONS FOR THE SIX AND THREE MONTHS ENDED
  JUNE 30, 1998                                                    3
    AMEND TO INCLUDE WEIGHTED AVERAGE SHARES OUTSTANDING.          3
  NOTES TO FINANCIAL STATEMENTS                                    3
    AMEND NOTE 6.  PENDING CHANGE IN CONTROL OF UNITED TRUST,
    INC.                                                           3
 ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
 CONDITION AND RESULTS OF OPERATIONS                               3
  AMEND TO REPLACE IN ITS ENTIRETY ALL TEXT CONTAINED UNDER THE
  SUB CAPTION "PENDING CHANGE IN CONTROL OF UNITED TRUST, INC."    4
PART II - OTHER INFORMATION                                        4
 ITEM 5.  OTHER INFORMATION                                        4
  AMEND TO REPLACE IN ITS ENTIRETY ALL TEXT CONTAINED UNDER THE
  SUB CAPTION "PENDING CHANGE IN CONTROL OF UNITED TRUST, INC."    4
SIGNATURES                                                         5

                      PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


STATEMENT OF OPERATIONS FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 1998


AMEND TO INCLUDE WEIGHTED AVERAGE SHARES OUTSTANDING.

                         Three Months Ended            Six Months Ended
                       June 30,      June 30,       June 30,      June 30,
                         1998          1997           1998          1997
Basic Weighted
Average Shares
Outstanding          1,391,919     1,392,019      1,391,919     1,392,074

Diluted Weighted
Average Shares
Outstanding          1,428,242     1,428,342      1,428,242     1,428,397

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

                                  SIGNATURES

The undersigned registrant hereby amends the following items, financial statements, exhibits, or other portions of its June 30, 1998 filing of Form 10-Q as set forth on the index page:

          Each amendment as shown on the index page is amended to
          replace   the  existing  item,  statement  or   exhibit
          reflected in the June 30, 1998 Form 10-Q filing.

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