Form 10-Q
period 1998-09-30
UNITED INCOME INC
filed 1998-11-13
CIK 863138

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                 FORM 10-Q


[X]  QUARTERLY REPORT UNDER SECTION 13 AND 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998


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



     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No []

The number of shares outstanding of the registrant's common stock as of October 31, 1998, was 1,391,919.

                            UNITED INCOME, INC.
                              (The "Company")


                             TABLE OF CONTENTS




Part 1:  Financial Information                                             3


 Item 1:  Financial Statements                                             3

  Balance Sheets as of September 30, 1998 and December 31, 1997            3
  Statements  of  Operations for the nine and three months ended  September
     30, 1998 and 1997                                                     4
  Statements of Cash Flows for the nine months ended September 30, 1998
     and 1997                                                              5
  Notes to Financial Statements                                            6

 Item  2.   Management's  Discussion  and  Analysis  of
    Financial Condition and Results of Operations                         13



Part II - Other Information                                               19

 Item 1.  Legal Proceedings                                               19
 Item 2.  Changes in Securities                                           19
 Item 3.  Defaults Upon Senior Securities                                 19
 Item 4.  Submission of Matters to a Vote of Security Holders             19
 Item 5.  Other information                                               19
 Item 6.  Exhibits and Reports on Form 8-K                                20


Signatures                                                                21

                      PART 1.  FINANCIAL INFORMATION
                       ITEM 1. FINANCIAL STATEMENTS

                            UNITED INCOME, INC.

                               BALANCE SHEET

                                           September 30,  December 31,
                                               1998           1997
                 ASSETS

Cash and cash equivalents                $      740,511 $     710,897
Mortgage loans                                  170,431       121,520
Notes receivable from affiliate                 864,100       864,100
Accrued interest income                          13,713        12,068
Property and equipment (net of accumulated
   depreciation $94,170 and $93,648)                548         1,070
Investment in affiliates                     11,458,930    11,060,682
Receivable from affiliates                       33,789        23,192
Other assets (net of accumulated
   amortization $166,572 and $138,810)           18,496        46,258
           TOTAL ASSETS                  $   13,300,518 $  12,839,787




  LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities and accruals:
   Convertible debentures                $      902,300 $     902,300
   Other liabilities                              2,072         1,534
         TOTAL LIABILITIES                      904,372       903,834


Shareholders' equity:
Common stock - no par value,
   stated value $.033 per share.
      Authorized 2,310,001 shares -
         1,391,919 and 1,391,919 shares
         issued after deducting treasury
         shares of 177,590 and 177,590           45,934        45,934
Additional paid-in capital                   15,242,365    15,242,365
Unrealized depreciation of investments
   held for sale of affiliate                  (218,107)      (19,603)
Accumulated deficit                          (2,674,046)   (3,332,743)
       TOTAL SHAREHOLDERS' EQUITY            12,396,146    11,935,953
       TOTAL LIABILITIES AND
          SHAREHOLDERS' EQUITY           $   13,300,518 $  12,839,787


                           See accompanying notes.

                             UNITED INCOME, INC.

                           STATEMENT OF OPERATIONS


                                   Three Months Ended    Nine Months Ended
                                   Sept 30,   Sept 30,   Sept 30,   Sept 30,
                                     1998       1997       1998       1997

Revenues:

   Interest income               $   12,285 $   10,806 $   36,056 $   16,145
   Interest income from affiliates 20,972 21,521 62,168 61,648 Service agreement income
      from affiliates               227,868    213,518    662,807    795,209
   Other income from affiliates      15,279     20,971     53,195     70,132
                                    276,404    266,816    814,226    943,134



Expenses:

   Management fee to affiliates     139,022    153,111    397,663    627,126
   Operating expenses                10,444      9,912     70,787     69,912
   Interest expense                  21,430     21,429     64,289     63,725
                                    170,896    184,452    532,739    760,763
Income before provision for income
   taxes and equity income
      of investees                  105,508     82,364    281,487    182,371
Provision for income taxes                0          0          0          0
Equity in income (loss) of investee 222,791   (219,216)   377,210   (178,710)

Net income (loss)                $  328,299 $ (136,852)$  658,697 $    3,661


Basic earnings per share
   from continuing operations
      and net income (loss)      $     0.24 $    (0.10)$     0.47 $     0.00

Diluted earnings per share
   from continuing operations
      and net income (loss)      $     0.24 $    (0.10)$     0.51 $     0.05



Basic weighted average
   shares outstanding              1,391,919  1,391,919  1,391,919 1,392,022


Diluted weighted average
   shares outstanding              1,428,242  1,391,919  1,428,242 1,428,345


                            See accompanying notes.
                                      4

                            UNITED INCOME, INC.

                          STATEMENT OF CASH FLOWS

                                                        Sept 30,  Sept 30,
                                                           1998      1997

Increase (decrease) in cash and cash equivalents
   Cash flows from operating activities:
      Net income                                       $ 658,697 $   3,661
   Adjustments to reconcile net income to net
      cash provided by operating activities:
      Depreciation and amortization                       28,284    28,895
      Accretion of discount on mortgage loan                (196)     (200)
      Equity in  (income) loss of investees             (377,210)  178,710
Changes in assets and liabilities:
   Change in accrued interest income                      (1,645)     (524)
   Change in indebtedness of affiliates                  (10,597)   25,207
   Change in other liabilities                               538    (1,051)
NET CASH PROVIDED BY OPERATING ACTIVITIES                297,871   234,698


Cash flows from investing activities:
   Purchase of investments in affiliates                 (30,909)  (19,353)
   Purchase of note receivable                          (188,633)        0
   Issuance of mortgage loan                             (50,000)        0
   Payments received on mortgage loans                     1,285     1,188
NET CASH USED IN INVESTING ACTIVITIES                   (268,257)  (18,165)


Cash flows from financing activities:
   Payment for fractional shares from reverse st               0    (2,112)
NET CASH USED IN FINANCING ACTIVITIES                          0    (2,112)


Net increase in cash and cash equivalents                 29,614   214,421
Cash and cash equivalents at beginning of period         710,897   439,676
Cash and cash equivalents at end of period             $ 740,511 $ 654,097

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

At September 30, 1998, the affiliates of United Income, Inc., were as depicted on the following organizational chart.


                      ORGANIZATIONAL CHART
                    AS OF SEPTEMBER 30, 1998


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

2.  STOCK OPTION PLANS

UII has a stock option plan under which certain directors, officers and employees may be issued options to purchase up to 31,500 shares of common stock at $13.07 per share. Options become exercisable at 25% annually beginning one year after date of grant and expire generally in five years. In November 1992, 10,437 option shares were granted. At September 30, 1998, options for 451 shares were exercisable and options for 20,576 shares were available for grant. No options were exercised during 1998.

A summary of the status of UII's stock option plan for the periods ended September 30, 1998 and December 31, 1997, and changes during the periods ending on those dates is presented below.

                                     September 30, 1998   December 31, 1997
                                               Exercise            Exercise
                                     Shares       Price   Shares      Price
  Outstanding at beginning of period    451     $ 13.07   10,888    $ 13.07
  Granted                                 0        0.00        0       0.00
  Exercised                               0        0.00        0       0.00
  Forfeited                               0           0   10,437      13.07
  Outstanding at end of period          451     $ 13.07      451    $ 13.07

  Options exercisable at period end     451     $ 13.07      451    $ 13.07

  The following information applies to options outstanding at September 30, 1998:

  Number outstanding                                       451
  Exercise price                                       $ 13.07
  Remaining contractual life                        2.25 years

On January 15, 1991, UII adopted an additional Non-Qualified Stock Option Plan under which certain employees and sales personnel may be granted options. The plan provides for the granting of up to 42,000 options at an exercise price of $.47 per share. The options generally expire five years from the date of grant. Options for 10,220 shares of common stock were granted in 1991, options for 1,330 shares were granted in 1993 and options for 301 shares were granted in 1995. A total of 11,620 option shares have been exercised as of September 30, 1998. At September 30, 1998, 231 options have been granted and are exercisable. No options were exercised during 1998 and 1997, respectively.

  A summary of the status of UII's stock option plan for the periods ended September 30, 1998 and December 31, 1997, and changes during the periods ending on those dates is presented below.

                                     September 30, 1998   December 31, 1997
                                               Exercise            Exercise
                                     Shares       Price   Shares      Price
  Outstanding at beginning of period    231      $ 0.47      231     $ 0.47
  Granted                                 0        0.00        0       0.00
  Exercised                               0        0.00        0       0.00
  Forfeited                               0        0.00        0       0.00
  Outstanding at end of period          231      $ 0.47      231     $ 0.47

  Options exercisable at period end     231      $ 0.47      231     $ 0.47
  Fair value of options granted
    during the year                              $ 0.00              $ 0.00

  The following information applies to options outstanding at September 30, 1998:

  Number outstanding                                       231
  Exercise price                                        $ 0.47
  Remaining contractual life                        2.25 years


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

                              For the YTD period ended September 30, 1998
                                   Income           Shares         Per-Share
                                 (Numerator)     (Denominator)      Amount
BASIC EPS
Income  available to common
   shareholders                 $  658,697         1,391,919    $  0.47


EFFECT OF DILUTIVE SECURITIES
Convertible debentures              64,289            36,092
Options                                                  231

DILUTED EPS
Income  available to common
   shareholders and assumed
   conversions                  $   722,986         1,428,242    $  0.51

                             For the third quarter ended September 30, 1998
                                   Income            Shares       Per-Share
                                 (Numerator)     (Denominator)      Amount
BASIC EPS
Income available to common
   shareholders                $  328,299         1,391,919       $  0.24

EFFECT OF DILUTIVE SECURITIES
Convertible debentures             21,430            36,092
Options                                                 231

DILUTED EPS
Income  available to common
shareholders  and   assumed
conversions                    $   349,729         1,428,242      $  0.24



                              For the YTD period ended September 30, 1997
                                   Income           Shares         Per-Share
                                 (Numerator)     (Denominator)       Amount
BASIC EPS
Income  available to common
shareholders                    $  3,661           1,392,022      $  0.00

EFFECT OF DILUTIVE SECURITIES
Convertible debentures            63,725              36,092
Options                                                  231

DILUTED EPS
Income  available to common
shareholders  and   assumed
conversions                    $  67,386           1,428,345      $  0.05


                             For the third quarter ended September 30, 1997
                                   Income           Shares         Per-Share
                                 (Numerator)     (Denominator)       Amount
BASIC EPS
Income  available to common
shareholders                    $  (136,852)       1,391,919       $  (0.10)

EFFECT OF DILUTIVE SECURITIES

                                          0                0


DILUTED EPS
Income  available to common
shareholders  and   assumed
conversions                      $   (136,852)      1,391,919      $  (0.10)



UII has stock options outstanding during the third quarter of 1998 and 1997 for 451 shares of common stock at $13.07 per share that were not included in the computation of diluted EPS because the exercise price was greater than the average market price of the common shares. Due to the limited trading of the stock of UII, market price is assumed to be equal to book value for purposes of this calculation.

Due to the reported net loss for third quarter 1997, diluted EPS is the same as basic EPS. Had UII reported a net gain, convertible debentures for 36,092 shares and options for 231 shares would have been included in the diluted EPS calculation.


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

A vote of the shareholders of UTI and UII regarding the proposed merger is anticipated to occur during the first quarter of 1999. The proposed merger is not contingent upon the pending change in control of UTI.


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

Management of UTI intends to use the equity that is being contributed to expand their operations through the acquisition of other life insurance companies. The transaction is subject to the receipt of regulatory and other approvals; and the satisfaction of certain conditions. Two of the three states in which regulatory approval is required have granted such approval. The third state (West Virginia) is expected to approve by the end of November. The transaction is expected to be completed during the fourth quarter 1998. There can be no assurance that the transaction will be completed. The pending change in control of UTI is not contingent upon the merger of UTI and UII.

FSF is an affiliate of First Southern Bancorp, Inc., a bank holding company that owns five banks that operate out of 14 locations in central Kentucky.


7.   OTHER CASH FLOW DISCLOSURE

On a cash basis, UII paid $64,289 and $63,725 in interest expense through the third quarter of 1998 and 1997, respectively. UII paid $0 and $0 of federal income tax through the third quarter of 1998 and 1997, respectively.

UII acquired for $188,633 a note receivable from an outside party which was
payable  by  UTG.   Immediately  upon  acquisition  of  the  note,  it  was
contributed to UTG as a capital contribution.

8.  SUMMARIZED FINANCIAL INFORMATION OF UNITED TRUST GROUP, INC.

The following provides summarized financial information for UII's 50% or less owned affiliate:

                                          September 30,      December 30,
           ASSETS                             1998                1997
   Total investments                    $ 211,685,442     $ 222,601,494
   Cash and cash equivalents               28,107,672        15,763,639
   Cost of insurance acquired              43,198,363        45,009,452
   Other assets                            63,284,969        64,576,450
     TOTAL ASSETS                       $ 346,276,446     $ 347,951,035

  LIABILITIES AND SHAREHOLDERS' EQUITY
   Policy liabilities                   $ 267,501,535     $ 268,237,887
   Notes payable                           18,172,839        19,081,602
   Deferred taxes                          11,060,688        12,157,685
   Other liabilities                        4,370,834         4,053,293
     TOTAL LIABILITIES                    301,105,896       303,530,467
   Minority interests in
   consolidated subsidiaries               10,198,661        10,130,024


   Shareholders' equity
   Common stock no par value               46,577,216        45,926,705
   Authorized 10,000 shares -  100
   issued
   Unrealized depreciation of
   investments in stocks                     (464,056)          (41,708)
   Accumulated deficit                    (11,141,271)      (11,594,453)

     TOTAL SHAREHOLDERS' EQUITY            34,971,889        34,290,544
     TOTAL LIABILITIES AND
     SHAREHOLDERS' EQUITY               $ 346,276,446     $ 347,951,035

                              Three Months Ended      Nine Months Ended
                                 September 30,          September 30,
                                1998       1997       1998        1997
Premium  and policy  fees,
net of reinsurance          $ 6,243,869 $ 6,639,394 $ 20,586,429 $ 22,374,562
Net investment income         3,804,066   3,691,584   11,339,547   11,390,978
Other                          (415,552)   (114,869)    (775,915)     (79,666)
                              9,632,383  10,216,109   31,150,061   33,685,874
Benefits, claims and
settlement expenses           6,217,272   6,467,739   19,331,772   21,047,453
Other expenses                3,672,468   4,505,752   12,175,402   13,319,624
                              9,889,740  10,973,491   31,507,174   34,367,077
Income (loss)before income
tax and minority interest      (257,357)   (757,382)    (357,113)    (681,203)

Income tax (provision)
credit                          845,835     131,893    1,044,373      113,671

Minority interest income
of consolidated subsidiaries
                               (141,938)    113,045     (234,076)      58,874

Net income (loss)            $  446,540 $  (512,444)   $ 453,184  $  (508,658)

                             UNITED INCOME, INC.

 ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                           RESULTS OF OPERATIONS

At September 30, 1998 and December 31, 1997, the balance sheet reflects the assets and liabilities of UII and its 47% equity interest in UTG. The statements of operations and statements of cash flows presented include the operating results of UII.

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

UII holds $864,100 of notes receivable from affiliates. The notes receivable from affiliates consists of three separate notes. The $700,000 note bears interest at the rate of 1% above the variable per annum rate of interest most recently published by the Wall Street Journal as the prime rate. Interest is payable quarterly with principal due at maturity on May 8, 2006. In February 1996, FCC borrowed an additional $150,000 from UII to provide additional cash for liquidity. The note bears interest at the rate of 1% over prime as published in the Wall Street Journal, with interest payments due quarterly and principal due upon maturity of the note on June 1, 1999. The remaining $14,100 are 20 year notes of UTG with interest at 8.5% payable semi-annually. At current interest levels, the notes will generate approximately $80,000 in interest income annually.

Interest income increased significantly when comparing the three and nine months ended September 30, 1998 to the same periods one-year ago. The increase in interest income is due to the increase in yield on UII's cash and cash equivalent accounts. The increase in yield is directly related to a change in banking relationships of UII. UII was able to obtain preferred interest rates in conjunction with the financing of FCC's senior debt by First of America Bank.

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

Management fee incurred to UTI is comprised of $397,663 and $447,126 for nine months ended September 30, 1998 and 1997, respectively and $139,022 and $128,111 for the three months ended September 30, 1998 and 1997, respectively. Management fee incurred to FCC is comprised of $0 and
$180,000 for the nine months ended September 30, 1998 and 1997, respectively and $0 and $25,000 for the three months ended September 30, 1998 and 1997, respectively.

Operating expenses consist primarily of governmental fees and other expenses associated with maintaining a corporation in good standing with various regulatory authorities. UII is a holding company and does not have significant day to day operations of its own.

Interest expense increased slightly when comparing the first nine months of 1998 to the same period one-year ago. The interest expense is directly attributable to the convertible debentures. The Debentures bear interest at a variable rate equal to one percentage point above the prime rate published in the Wall Street Journal from time to time.


(C)  EQUITY IN INCOME OF INVESTEES

Equity in income of investees represents UII's 47% share of the net income of UTG. Following is a discussion of the results of operations of UTG and its consolidated subsidiaries ("UTG"):

     Revenues of UTG

     Premium and policy fees, net of reinsurance decreased 6% and 8% when comparing the three and nine months ended September 30, 1998 to the same periods in 1997, respectively. UTG currently writes little new traditional business, consequently, traditional premiums will decrease as the amount of traditional business in-force decreases. Collected premiums on universal life and interest sensitive products is not reflected in premiums and policy revenues because Generally Accepted Accounting Principles ("GAAP") requires that premiums collected on these types of products be treated as deposit liabilities rather than revenue. Unless UTG acquires a block of in-force business or marketing changes its focus to traditional business, premium revenue will continue to decline.

     Another cause for the decrease in premium revenues is related  to  the potential change in control of UTI over the last two years to two different parties. During September of 1996, it was announced that control of UTI would pass to an unrelated party, but the change in control did not materialize. At this writing, a contract is pending with First Southern Funding "FSF" (FSF is an affiliate of First Southern Bancorp, Inc., a bank holding company) for the change in control of UTI. The possible changes and resulting uncertainties have hurt the insurance companies' ability to recruit and maintain sales agents. However, management believes the affiliation with FSF will facilitate long-term growth opportunities. The expected long-term benefits to UTI are an increase in capital, which will enable UTI and its affiliates to pursue further growth through acquisitions. Nationally there is a trend toward consolidation of the financial service industry with proposed legislation to remove barriers between banks and insurance companies.

     Net investment income increased 3% when comparing the three months ended September 30, 1998 to the same period one year-ago. The increase in the current quarter is due to several factors. The improvement in cash flow from operations compared to the previous year. The companies changed banks during 1997, which provided an improvement in yield on cash balances. Another factor that contributed to the increase is the investment of funds in mortgage loans. A higher percentage of investments acquired have been directed to mortgage loans compared to previous periods. These loans provide an investment yield, which are approximately 3% above the yield that can be obtained from quality fixed maturities currently available.

     Net investment income decreased slightly when comparing the nine months ended September 30, 1998 to the same period one year ago. The decrease in net investment income is due to the decrease in invested assets. The decrease in invested assets and the increase in cash and cash equivalents is a short-term fluctuation as management positions UTG for the pending change in control of UTI. The effects of lost investment revenue are partially offset by the factors discussed in the above quarterly comparison of investment income.

     UTG's investments are generally managed to match related insurance and policyholder liabilities. The comparison of investment return with insurance or investment product crediting rates establishes an interest spread. The minimum interest spread between earned and credited rates is 1% on the "Century 2000" universal life insurance product, which currently is the UTG's primary sales product. UTG monitors investment yields, and when necessary adjusts credited interest rates on its insurance products to preserve targeted interest spreads. It is expected that monitoring of the interest spreads by management will provide the necessary margin to adequately provide for associated costs on the insurance policies UTG currently has in force and will write in the future. At the September 1998 board of directors meeting it was deemed necessary to reduce interest crediting rates one half of a percentage point on certain products. This decision was prompted by the overall decline in market interest rates. The change in credited interest rates affects approximately $60,000,000 of policy liabilities. The expected savings to UTG will be approximately $300,000 per year. The change in credited interest rates is not immediate. The change is effective on the anniversary of the policy.


     Expenses of UTG

     Benefits, claims and settlement expenses decreased 8% and 4% for the nine and three months ended September 30, 1998 as compared to the same periods one year-ago, respectively. The decrease in life benefits net of reinsurance is due to the decrease in premium revenues that resulted in lower benefit reserve increases. In addition, policyholder benefits decreased due to a decrease in death benefit claims of $1,059,000 for the nine months ended September 30, 1998 compared to the same period one year-ago. Policyholder benefits increased due to an increase in death benefit claims of $270,000 for the three months ended September 30, 1998 compared to the same period one year-ago. There is no single event that caused death benefits to increase or decrease. Death claims vary from period to period and therefore, fluctuations in death benefits are to be expected and are not considered unusual by management.

     In future periods, benefits should decrease due to the reduction in credited interest rates. At the September 1998 board of directors meeting it was deemed necessary to reduce interest crediting rates one half of a percentage point on certain products. This decision was prompted by the overall decline in market interest rates. The change in credited interest rates affects approximately $60,000,000 of policy liabilities. The expected savings to UTG will be approximately $300,000 per year. The change in credited interest rates is not immediate. The change is effective on the anniversary of the policy.

     Other expenses decreased 9% and 18% for the nine and three months ended September 30, 1998 as compared to the same periods one year-ago, respectively. The decrease in other expenses is due to the decrease in salaries. The decrease in salaries is due to a 10% reduction in staff compared to the previous year, including the retirement of an executive officer. Interest expense decreased 10% for the nine months ended September 30, 1998 as compared to the same period one year-ago. The decrease in interest expense is due to the decrease in notes payable.

     In future periods, interest expense is expected to decrease due to scheduled principal reductions of notes payable. On November 8, 1998, FCC prepaid $500,000 of the 1999 principal payment due on the senior debt. In October 1998, the base interest rate of variable rate debt decreased one half of one percentage point. This decrease affects approximately $10,961,000 of the outstanding notes payable as of September 30, 1998. The base rate is defined as the floating daily, variable rate of interest determined and announced by First of America Bank.



(D) NET INCOME

UII recorded net income of $658,697 for the first nine months of 1998 compared to $3,661 for the same period one-year ago. UII recorded net income of $328,299 for third quarter of 1998 compared to $(136,852) for the same period one-year ago. The improvement in net income is the result of a combination of improved operating results of UII and improved earnings of UTG.


FINANCIAL CONDITION

UII owns 47% equity interest in UTG, which controls total assets of approximately $346,000,000


LIQUIDITY AND CAPITAL RESOURCES

Since UII is a holding company, funds required to meet its debt service requirements and other expenses are primarily provided by its affiliates. UII's cash flow is dependent on revenues from a management agreement with USA and its earnings received on invested assets and cash balances. At September 30, 1998, substantially all of the shareholders equity represents investment in affiliates. UII does not have significant day to day operations of its own. Cash requirements of UII primarily relate to the payment of interest on its convertible debentures and expenses related to maintaining UII as a corporation in good standing with the various regulatory bodies which govern corporations in the jurisdictions where UII does business. The payment of cash dividends to shareholders is not legally restricted. However, insurance company dividend payments are regulated by the state insurance department where the insurance company is domiciled. UTI is the ultimate parent of UG through ownership of several intermediary holding companies. UG can not pay a dividend directly to UII due to the ownership structure. Please refer to Note 1 of the Notes to the Financial Statements. UG's dividend limitations are described below without effect of the ownership structure.

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

UII currently has $740,511 in cash and cash equivalents. UII holds two mortgage loans. Operating activities of UII produced cash flows of
$297,871 and $234,698 for the nine months ended September 30, 1998 and 1997, respectively. UII had uses of cash from investing activities of $268,257 and $18,165 for the nine months ended September 30, 1998 and 1997, respectively.

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

A vote of the shareholders of UTI and UII regarding the proposed merger is anticipated to occur during the first quarter of 1999. The proposed merger is not contingent upon the pending change in control of UTI.


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

Management of UTI intends to use the equity that is being contributed to expand their operations through the acquisition of other life insurance companies. The transaction is subject to the receipt of regulatory and other approvals; and the satisfaction of certain conditions. Two of the three states in which regulatory approval is required have granted such approval. The third state (West Virginia) is expected to approve by the end of November. The transaction is expected to be completed during the fourth quarter 1998, and there can be no assurance that the transaction will be completed. The pending change in control of UTI is not contingent upon the merger of UTI and UII.

FSF is an affiliate of First Southern Bancorp, Inc., a bank holding company that owns five banks that operate out of 14 locations in central Kentucky.

                        PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
Not applicable


ITEM 2.  CHANGES IN SECURITIES
Not applicable


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
Not applicable


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Not applicable


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

A vote of the shareholders of UTI and UII regarding the proposed merger is anticipated to occur during the first quarter of 1999. The proposed merger is not contingent upon the pending change in control of UTI.


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

Management of UTI intends to use the equity that is being contributed to expand their operations through the acquisition of other life insurance companies. The transaction is subject to the receipt of regulatory and other approvals; and the satisfaction of certain conditions. Two of the three states in which regulatory approval is required have granted such approval. The third state (West Virginia) is expected to approve by the end of November. The transaction is expected to be completed during the fourth quarter 1998. There can be no assurance that the transaction will be completed. The pending change in control of UTI is not contingent upon the merger of UTI and UII.

FSF is an affiliate of First Southern Bancorp, Inc., a bank holding company that owns five banks that operate out of 14 locations in central Kentucky.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   (a)    Exhibits

   27     Financial Data Schedule (filed only electronically with the SEC)

   (b)    Reports on Form 8-K

          No reports of Form 8-K were filed during the quarter.

                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                            UNITED INCOME, INC.
                               (Registrant)










Date:   November 12, 1998          By   /s/ James E. Melville
                                     James E. Melville
                                     President, Chief Operating Officer
                                        and Director








Date:   November 12, 1998          By   /s/ Theodore C. Miller
                                     Theodore C. Miller
                                     Senior Vice President and Chief
                                        Financial Officer