Form 10-Q/A
period 1998-09-30
UNITED INCOME INC
filed 1999-01-15
CIK 863138

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

                           UNITED INCOME, INC.
                              (The "Company")

                                Form 10-Q/A

This amendment includes all the information from the original filing and the
amended  information.   The amendment includes the addition of the financial
schedule "Statement of Changes in Shareholders' Equity". This amendment has been prepared to include the new information presented in gray shading on the hard copy and in all caps on the electronic filing under EDGAR.

                             TABLE OF CONTENTS

 Item 1:  Financial Statements                                     3
  Balance Sheets as of September 30, 1998 and December 31, 1997 3 Statements of Operations for the nine and three months ended
   September 30, 1998 and 1997                                     4
  Statement  of  Changes  in  Shareholders' Equity  for  the
   period  ended September 30, 1998                                5
  Statements  of  Cash Flows for the nine months ended
   September  30,  1998 and 1997                                   6
  Notes to Financial Statements                                    7

 Item  2.   Management's  Discussion  and  Analysis  of
 Financial Condition and Results of Operations                    15


Part II - Other Information                                       22


 Item 1.  Legal Proceedings                                       22

 Item 2.  Changes in Securities                                   22

 Item 3.  Defaults Upon Senior Securities                         22

 Item  4.   Submission of Matters to a Vote of Security
 Holders                                                          22

 Item 5.  Other information                                       22

 Item 6.  Exhibits and Reports on Form 8-K                        23


Signatures                                                        24

                        Part 1:  Financial Information

                         Item 1:  Financial Statements

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

                               See accompanying notes

                                UNITED INCOME, INC.
                 STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                  FOR THE PERIOD ENDED SEPTEMBER 30, 1998

COMMON STOCK
  BALANCE, BEGINNING OF YEAR       $    45,934
  ISSUED DURING YEAR                         0
  PURCHASE TREASURY STOCK                    0
  BALANCE, END OF PERIOD                45,934

ADDITIONAL PAID-IN CAPITAL
  BALANCE, BEGINNING OF YEAR        15,242,365
  ISSUED DURING YEAR                         0
  PURCHASE TREASURY STOCK                    0
  BALANCE, END OF PERIOD            15,242,365

RETAINED EARNINGS (ACCUMULATED DEFICIT)
  BALANCE, BEGINNING OF YEAR        (3,332,743)
  NET INCOME                           658,697 $ 658,697
  BALANCE, END OF PERIOD            (2,674,046)

ACCUMULATED OTHER COMPREHENSIVE INCOME
  BALANCE, BEGINNING OF YEAR           (19,603)
  UNREALIZED DEPRECIATION ON SECURITIES         (198,504)
  FOREIGN CURRENCY TRANSLATION ADJUSTMENTS             0
  MINIMUM PENSION LIABILITY ADJUSTMENT                 0
  OTHER COMPREHENSIVE INCOME          (198,504) (198,504)
  COMPREHENSIVE INCOME                         $ 460,193
  BALANCE, END OF PERIOD              (218,107)

TOTAL SHAREHOLDER'S EQUITY, END OF
  PERIOD                          $ 12,396,146

                               See accompanying notes

                              UNITED INCOME, INC.

                            STATEMENT OF CASH FLOWS

                                                Sept 30,  Sept 30,
                                                  1998      1997

Increase (decrease) in cash and cash equivalents
   Cash flows from operating activities:
      Net income                              $ 658,697 $   3,661
   Adjustments to reconcile net income to net
      cash provided by operating activities:
      Depreciation and amortization              28,284    28,895
      Accretion of discount on mortgage loan       (196)     (200)
      Equity in  (income) loss of investees    (377,210)  178,710
Changes in assets and liabilities:
   Change in accrued interest income             (1,645)     (524)
   Change in indebtedness of affiliates         (10,597)   25,207
   Change in other liabilities                      538    (1,051)
NET CASH PROVIDED BY OPERATING ACTIVITIES       297,871   234,698


Cash flows from investing activities:
   Purchase of investments in affiliates        (30,909)  (19,353)
   Purchase of note receivable                 (188,633)        0
   Issuance of mortgage loan                    (50,000)        0
   Payments received on mortgage loans            1,285     1,188
NET CASH USED IN INVESTING ACTIVITIES          (268,257)  (18,165)


Cash flows from financing activities:
   Payment for fractional shares
    from reverse stock split                          0    (2,112)
NET CASH USED IN FINANCING ACTIVITIES                 0    (2,112)


Net increase in cash and cash equivalents        29,614   214,421
Cash and cash equivalents at
  beginning of period                           710,897   439,676
Cash and cash equivalents at end of period    $ 740,511 $ 654,097

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

The following information applies to options outstanding at September 30,1998:

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

The following information applies to options outstanding at September 30,1998:

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




                             For the YTD period ended September 30, 1997
                                   Income          Shares         Per-Share
                                 (Numerator)     (Denominator)       Amount

BASIC EPS
Income  available to
 common shareholders              $  3,661           1,392,022    $  0.00

EFFECT OF DILUTIVE SECURITIES
Convertible debentures              63,725              36,092
Options                                                    231

DILUTED EPS
Income  available to common
 shareholders and
 assumed conversions                67,386          1,428,345    $  0.05



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

UII acquired for $188,633 a note receivable from an outside party which was
payable  by  UTG.   Immediately  upon  acquisition  of  the  note,  it  was
contributed to UTG as a capital contribution.
                                    11

8.  SUMMARIZED FINANCIAL INFORMATION OF UNITED TRUST GROUP, INC.

The following provides summarized financial information for UII's 50% or less owned affiliate:

                                   September 30,     December 31
ASSETS                                1998             1997
Total investments               $ 211,685,442     $ 222,601,494
Cash and cash equivalents          28,107,672        15,763,639
Cost of insurance acquired         43,198,363        45,009,452
Other assets                       63,284,969        64,576,450
     TOTAL ASSETS               $ 346,276,446     $ 347,951,035

     LIABILITIES AND SHAREHOLDERS' EQUITY
Policy liabilities              $ 267,501,535     $ 268,237,887
Notes payable                      18,172,839        19,081,602
Deferred taxes                     11,060,688        12,157,685
Other liabilities                   4,370,834         4,053,293
     TOTAL LIABILITIES            301,105,896       303,530,467
Minority interests in
 consolidated subsidiaries         10,198,661        10,130,024

Shareholders' equity
Common stock no par value          46,577,216        45,926,705
Authorized 10,000 shares - 100 issued
Unrealized depreciation
 of investment in stocks             (464,056)          (41,708)
Accumulated deficit               (11,141,271)      (11,594,453)
     TOTAL SHAREHOLDERS' EQUITY    34,971,889        34,290,544
     TOTAL LIABILITIES AND
      SHAREHOLDERS' EQUITY      $ 346,276,446     $ 347,951,035

                           Three Months Ended           Nine Months Ended
                             September 30,                 September 30,
                           1998          1997           1998          1997

Premium and policy fees,
 net of reinsurance  $   6,243,869 $   6,639,394  $  20,586,429 $  22,374,562
Net investment income    3,804,066     3,691,584     11,339,547    11,390,978
Other                     (415,552)     (114,869)      (775,915)      (79,666)
                         9,632,383    10,216,109     31,150,061    33,685,874
Benefits, claims and
 settlement expenses     6,217,272     6,467,739     19,331,772    21,047,453
Other expenses           3,672,468     4,505,752     12,175,402    13,319,624
                         9,889,740    10,973,491     31,507,174    34,367,077
Income (loss) before
 income tax and
 minority interest        (257,357)     (757,382)      (357,113)     (681,203)

Income tax
 (provision) credit        845,835       131,893      1,044,373       113,671

Minority  interest  income
 of consolidated
 subsidiaries             (141,938)      113,045      (234,076)        58,874
Net income (loss)    $     446,540  $   (512,444)  $   453,184   $   (508,658)



9.   ACCOUNTING AND LEGAL DEVELOPMENTS

THE FASB HAS ISSUED SFAS 130 ENTITLED REPORTING COMPREHENSIVE INCOME, WHICH
IS EFFECTIVE FOR FINANCIAL STATEMENTS FOR FISCAL YEARS BEGINNING AFTER
DECEMBER 15, 1997. SFAS 130 ESTABLISHES STANDARDS FOR REPORTING AND PRESENTATION OF COMPREHENSIVE INCOME AND ITS COMPONENTS IN A FULL SET OF FINANCIAL STATEMENTS. COMPREHENSIVE INCOME INCLUDES ALL CHANGES IN SHAREHOLDERS' EQUITY, EXCEPT THOSE ARISING FROM TRANSACTIONS WITH SHAREHOLDERS, AND INCLUDES NET INCOME AND NET UNREALIZED GAINS (LOSSES) ON SECURITIES. SFAS 130 WAS ADOPTED AS OF JANUARY 1, 1998. ADOPTING THE NEW STANDARD REQUIRED US TO MAKE ADDITIONAL DISCLOSURES IN THE CONSOLIDATED FINANCIAL STATEMENTS, BUT DID NOT AFFECT UII'S FINANCIAL POSITION OR RESULTS OF OPERATIONS.

ALL ITEMS OF OTHER COMPREHENSIVE INCOME REFLECT NO RELATED TAX EFFECT, SINCE UII HAS AN ALLOWANCE AGAINST THE COLLECTION OF ANY FUTURE FAX BENEFITS. IN ADDITION, THERE WAS NO SALE OR LIQUIDATION OF INVESTMENTS REQUIRING A RECLASSIFICATION ADJUSTMENT FOR THE PERIOD PRESENTED.

THE FASB HAS ISSUED SFAS 131 ENTITLED, DISCLOSURES AND SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION, WHICH IS EFFECTIVE FOR FINANCIAL STATEMENTS FOR FISCAL YEARS BEGINNING AFTER DECEMBER 15, 1997. SFAS 131 REQUIRES THAT A PUBLIC BUSINESS ENTERPRISE REPORT FINANCIAL AND DESCRIPTIVE INFORMATION ABOUT ITS REPORTABLE OPERATING SEGMENTS. OPERATING SEGMENTS ARE COMPONENTS OF AN ENTERPRISE ABOUT WHICH SEPARATE FINANCIAL INFORMATION IS AVAILABLE THAT IS EVALUATED REGULARLY IN DECIDING HOW TO ALLOCATE RESOURCES AND IN ASSESSING PERFORMANCE. SFAS 131 WAS ADOPTED AS OF JANUARY 1, 1998. ADOPTING THE NEW STANDARD HAD NO AFFECT ON OUR FINANCIAL POSITION OR RESULTS OF OPERATIONS, SINCE UII HAS NO REPORTABLE OPERATING SEGMENTS.

THE FASB HAS ISSUED SFAS 132 ENTITLED, EMPLOYERS' DISCLOSURES ABOUT PENSIONS AND OTHER POSTRETIREMENT BENEFITS, WHICH IS EFFECTIVE FOR FINANCIAL STATEMENTS FOR FISCAL YEARS BEGINNING AFTER DECEMBER 15, 1997. SFAS 132 REVISES CURRENT DISCLOSURE REQUIREMENTS FOR EMPLOYER PROVIDED POST-RETIREMENT BENEFITS. THE STATEMENT DOES NOT CHANGE RETIREMENT MEASUREMENT OR RECOGNITION ISSUES. SFAS 132 WAS ADOPTED AS OF JANUARY 1, 1998. ADOPTING THE NEW STANDARD HAD NO AFFECT ON OUR FINANCIAL POSITION OR RESULTS OF OPERATIONS, SINCE UII HAS NO PENSION PLAN OR OTHER OBLIGATION FOR POST-RETIREMENT BENEFITS.

THE FASB HAS ISSUED SFAS 133 ENTITLED, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, WHICH IS EFFECTIVE FOR ALL FISCAL QUARTERS OF FISCAL YEARS BEGINNING AFTER JUNE 15, 1999. SFAS 133 REQUIRES THAT AN ENTITY

RECOGNIZE ALL DERIVATIVES AS EITHER ASSETS OR LIABILITIES IN THE STATEMENT OF FINANCIAL POSITION AND MEASURE THOSE INSTRUMENTS AT FAIR VALUE. IF CERTAIN CONDITIONS ARE MET, A DERIVATIVE MAY BE SPECIFICALLY DESIGNATED AS A SPECIFIC TYPE OF EXPOSURE HEDGE. THE ACCOUNTING FOR CHANGES IN THE FAIR VALUE OF A DERIVATIVE DEPENDS ON THE INTENDED USE OF THE DERIVATIVE AND THE RESULTING DESIGNATION. THE ADOPTION OF SFAS 133 IS NOT EXPECTED TO HAVE A MATERIAL EFFECT ON OUR FINANCIAL POSITION OR RESULTS OF OPERATIONS, SINCE UII HAS NO DERIVATIVE OR HEDGING TYPE INVESTMENTS.

                         UNITED INCOME, INC.

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


ACCOUNTING AND LEGAL DEVELOPMENTS

THE FASB HAS ISSUED SFAS 130 ENTITLED REPORTING COMPREHENSIVE INCOME, WHICH IS EFFECTIVE FOR FINANCIAL STATEMENTS FOR FISCAL YEARS BEGINNING AFTER DECEMBER 15, 1997. SFAS 130 ESTABLISHES STANDARDS FOR REPORTING AND PRESENTATION OF COMPREHENSIVE INCOME AND ITS COMPONENTS IN A FULL SET OF FINANCIAL STATEMENTS. COMPREHENSIVE INCOME INCLUDES ALL CHANGES IN SHAREHOLDERS' EQUITY, EXCEPT THOSE ARISING FROM TRANSACTIONS WITH SHAREHOLDERS, AND INCLUDES NET INCOME AND NET UNREALIZED GAINS (LOSSES) ON SECURITIES. SFAS 130 WAS ADOPTED AS OF JANUARY 1, 1998. ADOPTING THE NEW STANDARD REQUIRED US TO MAKE ADDITIONAL DISCLOSURES IN THE CONSOLIDATED FINANCIAL STATEMENTS, BUT DID NOT AFFECT UII'S FINANCIAL POSITION OR RESULTS OF OPERATIONS.

ALL ITEMS OF OTHER COMPREHENSIVE INCOME REFLECT NO RELATED TAX EFFECT, SINCE UII HAS AN ALLOWANCE AGAINST THE COLLECTION OF ANY FUTURE TAX BENEFITS. IN ADDITION, THERE WAS NO SALE LIQUIDATION OF INVESTMENTS REQUIRING A RECLASSIFICATION ADJUSTMENT FOR THE PERIOD PRESENTED.

THE FASB HAS ISSUED SFAS 131 ENTITLED, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION, WHICH IS EFFECTIVE FOR FINANCIAL STATEMENTS FOR FISCAL YEARS BEGINNINGS AFTER DECEMBER 15, 1997. SFAS 131 REQUIRES THAT A PUBLIC BUSINESS ENTERPRISE REPORT FINANCIAL AND DESCRIPTIVE INFORMATION ABOUT ITS REPORTABLE OPERATING SEGMENTS. OPERATING SEGMENTS ARE COMPONENTS OF AN ENTERPRISE ABOUT WHICH SEPARATE FINANCIAL INFORMATION IS AVAILABLE THAT IS EVALUATED REGULARLY IN DECIDING HOW TO ALLOCATE RESOURCES AND IN ASSESSING PERFORMANCE. SFAS 131 WAS ADOPTED AS OF JANUARY 1, 1998. ADOPTING THE NEW STANDARD HAD NO AFFECT ON OUR FINANCIAL POSITION OR RESULTS OF OPERATIONS, SINCE UII HAS NO REPORTABLE OPERATING SEGMENTS.

THE FASB HAS ISSUED SFAS 132 ENTITLED, EMPLOYERS' DISCLOSURES ABOUT PENSIONS AND OTHER POSTRETIREMENT BENEFITS, WHICH IS EFFECTIVE FOR FINANCIAL STATEMENTS FOR FISCAL YEARS BEGINNING AFTER DECEMBER 15, 1997. SFAS 132 REVISES CURRENT DISCLOSURE REQUIREMENTS FOR EMPLOYER PROVIDED POST-RETIREMENT BENEFITS. THE STATEMENT DOES NOT CHANGE RETIREMENT MEASUREMENT OR RECOGNITION ISSUES. SFAS 132 WAS ADOPTED AS OF JANUARY 1, 1998. ADOPTING THE NEW STANDARD HAD NO AFFECT ON OUR FINANCIAL POSITION OR RESULTS OF OPERATIONS, SINCE UII HAS NO PENSION PLAN OR OTHER OBLIGATION FOR POST-RETIREMENT BENEFITS.

THE FASB HAS ISSUED SFAS 133 ENTITLED, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, WHICH IS EFFECTIVE FOR ALL FISCAL QUARTERS OF FISCAL YEARS BEGINNING AFTER JUNE 15, 1999. SFAS 133 REQUIRES THAT AN ENTITY

RECOGNIZE ALL DERIVATIVES AS EITHER ASSETS OR LIABILITIES IN THE STATEMENT OF FINANCIAL POSITION AND MEASURE THOSE INSTRUMENTS AT FAIR VALUE. IF CERTAIN CONDITIONS ARE MET, A DERIVATIVE MAY BE SPECIFICALLY DESIGNATED AS A SPECIFIC TYPE OF EXPOSURE HEDGE. THE ACCOUNTING FOR CHANGES IN THE FAIR VALUE OF A DERIVATIVE DEPENDS ON THE INTENDED USE OF THE DERIVATIVE AND THE RESULTING DESIGNATION. THE ADOPTION OF SFAS 133 IS NOT EXPECTED TO HAVE A MATERIAL EFFECT ON OUR FINANCIAL POSITION OR RESULTS OF OPERATIONS, SINCE UII HAS NO DERIVATIVE OR HEDGING TYPE INVESTMENTS.

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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   (a)    Exhibits

   27     Financial Data Schedule (filed only electronically with the SEC)

   (b)    Reports on Form 8-K

          No reports of Form 8-K were filed during the quarter.
                                    23

                                SIGNATURES


The undersigned registrant hereby amends the following items, financial statements, exhibits, or other portions of its September 30, 1998 filing of Form 10-Q as set forth on the index page:

      Each amendment as shown on the index page is amended to replace the existing item, statement or exhibit reflected in the September 30,1998 Form 10-Q filing.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                            UNITED INCOME, INC.
                               (Registrant)










Date:   January 15, 1999           By   /s/ James E. Melville
                                     James E. Melville
                                     President, Chief Operating Officer
                                        and Director








Date:   January 15, 1999           By   /s/ Theodore C. Miller
                                     Theodore C. Miller
                                     Senior Vice President and Chief
                                        Financial Officer