Form 10-Q/A
period 1998-03-31
UNITED INCOME INC
filed 1999-01-25
CIK 863138

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                FORM 10-Q/A
                             (Amendment No. 2)

(Mark One)

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



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]


The number of shares outstanding of the registrant's common stock as of April 30, 1998, was 1,391,919

                            UNITED INCOME, INC.
                              (The "Company")

                                Form 10-Q/A

This amendment includes all the information from the original filing and the amended information. The amendment includes the addition of the financial schedule "Consolidated Statement of Changes in Shareholders' Equity". This amendment has been prepared to include the new information presented in gray shading on the hard copy and in all caps on the electronic filing under EDGAR.

                             TABLE OF CONTENTS

Part 1:  Financial Information                                     3


 Balance  Sheets as of March 31, 1998 and December  31,
 1997                                                              3

 Statements  of Operations for the three  months  ended
 March 31, 1998 and 1997                                           4

 Statement of Changes in Shareholders' Equity  for  the
 period ended March 31, 1998                                       5

 Statements  of Cash Flows for the three  months  ended
 March 31, 1998 and 1997                                           6

 Notes to Financial Statements                                     7

 Management's  Discussion  and  Analysis  of  Financial
 Condition and Results of Operations                              14



Part II - Other Information                                       20


 Item 5.  Other information                                       20

 Item 6. Exhibits                                                 20

 Signatures                                                       21

                      PART 1:  FINANCIAL INFORMATION
                       Item 1.  Financial Statements

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

                              See accompanying notes.

                            UNITED INCOME, INC.

                          Statement of Operations


                                          Three Months Ended
                                          March 31, March 31,
                                           1998      1997

Revenues:

Interest income                         $   11,551 $    2,659
Interest income from affiliates             20,488     19,956
Service agreement income from affiliates   237,358    294,095
Other income from affiliates                17,954     25,947
                                           287,351    342,657


Expenses:

Management fee to affiliate                142,415    226,457
Operating expenses                          50,140     50,318
Interest expense                            21,430     20,866
                                           213,985    297,641
Income before provision for income
taxes and equity income of investees        73,366     45,016
Provision for income taxes                       0          0
Equity in income of investees               31,811     10,556

Net income                              $  105,177 $   55,572


Basic earnings per share from
   continuing operations and net
   income                               $     0.08 $     0.04

Diluted earnings per share from
   continuing operations and net
   income                               $     0.09 $     0.05

BASIC WEIGHTED AVERAGE SHARES
  OUTSTANDING                            1,391,919  1,392,130

DILUTED WEIGHTED AVERAGE SHARES
  OUTSTANDING                            1,428,242  1,428,453

                             See accompanying notes.
                                     4

                            UNITED INCOME, INC.
               STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                    FOR THE PERIOD ENDED MARCH 31,1998

COMMON STOCK
  BALANCE, BEGINNING OF YEAR                 $      45,934
  ISSUED DURING YEAR                                     0
  PURCHASE TREASURY STOCK                                0
  BALANCE, END OF PERIOD                            45,934

ADDITIONAL PAID-IN CAPITAL
  BALANCE, BEGINNING OF YEAR                    15,242,365
  ISSUED DURING YEAR                                     0
  PURCHASE TREASURY STOCK                                0
  BALANCE, END OF PERIOD                        15,242,365

RETAINED EARNINGS (ACCUMULATED DEFICIT)
  BALANCE, BEGINNING OF YEAR                    (3,332,743)
  NET INCOME                                       105,177 $     105,177
  BALANCE, END OF PERIOD                        (3,227,566)

ACCUMULATED OTHER COMPREHENSIVE INCOME
  BALANCE, BEGINNING OF YEAR                       (19,603)
  UNREALIZED DEPRECIATION ON SECURITIES                         (139,210)
  FOREIGN CURRENCY TRANSLATION ADJUSTMENTS                             0
  MINIMUM PENSION LIABILITY ADJUSTMENT                                 0
  OTHER COMPREHENSIVE INCOME                      (139,210)     (139,210)
  COMPREHENSIVE INCOME                                     $     (34,033)
  BALANCE, END OF PERIOD                          (158,813)

TOTAL SHAREHOLDER'S EQUITY, END OF PERIOD    $  11,901,920

                           See accompanying notes.
                                   5

                            UNITED INCOME, INC.

                          Statement of Cash Flows

                                            Three Months Ended
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

                                  See accompanying notes.

                               UNITED INCOME, INC.

                       NOTES TO FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared by United Income Inc. (the "Company") ted subsidiaries ("Company") pursuant to the rules and regulations of the Securities and Exchange Commission. Although the Company believes the disclosures are adequate to make the information presented not be misleading, it is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto presented in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1997.

The information furnished reflects, in the opinion of the Company, all adjustments (which include only normal and recurring accruals) necessary for a fair presentation of the results of operations for the periods presented. Operating results for interim periods are not necessarily indicative of operating results to be expected for the year or of the Company's future financial condition.

At March 31, 1998, the affiliates of United Income Inc. were as depicted on the following organizational chart.

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

A summary of the status of UII's stock option plan for the periods ended March 31, 1998 and December 31, 1997, and changes during the periods ending on those dates is presented below.

                                 March 30, 1998     December 31, 1997
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

                                          8

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

                              For the period ended March 31, 1998
                                   Income          Shares          Per-Share
                                 (Numerator)     (Denominator)       Amount

BASIC EPS
Income  available to common
 shareholders                   $  105,177          1,391,919        $  0.08

EFFECT OF DILUTIVE SECURITIES
Convertible debentures              21,430             36,092
Options                                                   231

DILUTED EPS
Income  available to common
 shareholders and assumed          126,607          1,428,242        $  0.09
 conversions

                                  For the period ended March 31, 1997
                                   Income          Shares         Per-Share
                                 (Numerator)     (Denominator)      Amount

(S>
BASIC EPS
Income available to common
 shareholders                    $  55,572        1,392,130       $  0.04

EFFECT OF DILUTIVE SECURITIES
Convertible debentures              20,866           36,092
Options                                                 231

DILUTED EPS
Income  available to common
 shareholders and assumed
 conversions                        76,438        1,428,242      $  0.05



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

Management of UTI intends to use the equity that is being contributed to expand their operations through the acquisition of other life insurance companies. The transaction is subject to the receipt of regulatory and other approvals; and the satisfaction of certain conditions. The transaction is expected to be completed before July 31, 1998, and there can be no assurance that the transaction will be completed.

FSF is an affiliate of First Southern Bancorp, Inc., a bank holding company that owns five banks that operate out of 14 locations in central Kentucky.


7.   SUMMARIZED FINANCIAL INFORMATION OF UNITED TRUST GROUP, INC.

The following provides summarized financial information for the Company's 50% or less owned affiliate:

                                   March 31,         December 31,
                                      1998              1997

      ASSETS
Total investments               $ 214,990,531     $ 222,601,494
Cash and cash equivalents          24,681,509        15,763,639
Cost of insurance acquired         44,366,265        45,009,452
Other assets                       64,436,093        64,576,450
     TOTAL ASSETS               $ 348,474,398     $ 347,951,035

LIABILITIES AND SHAREHOLDERS' EQUITY
Policy liabilities              $ 268,916,182     $ 268,237,887
Notes payable                      19,081,602        19,081,602
Deferred taxes                     12,043,806        12,157,685
Other liabilities                   4,378,095         4,053,293
     TOTAL LIABILITIES            304,419,685       303,530,467
Minority interests in
 consolidated subsidiaries         10,029,049        10,130,024

Shareholders' equity
Common stock no par value          45,926,705        45,926,705
Authorized 10,000 shares - 100
 issued
Unrealized depreciation of
 investment in stocks                (337,899)          (41,708)
Accumulated deficit               (11,563,142)      (11,594,453)
     TOTAL SHAREHOLDERS' EQUITY    34,025,664        34,290,544
       TOTAL LIABILITIES AND
       SHAREHOLDERS' EQUITY     $ 348,474,398     $ 347,951,035

                                    March 31,     March 31,
                                      1998          1997

Premium and policy fees,
 net of reinsurance            $   7,231,481  $   7,926,386
Net investment income              3,738,105      3,859,875
Other                                111,132          4,383
                                  11,080,718     11,781,878
Benefits, claims and
 settlement expenses               6,827,040      7,718,015
Other expenses                     4,307,528      4,555,517
                                  11,134,568     12,273,532
Loss before income tax and
 minority interest                   (53,850)      (491,654)

Income tax credit                    103,493        459,073

Minority interest in
 (income) loss of consolidated
 subsidiaries                       (18,332)          9,016
Net income (loss)             $      31,311    $    (23,565)




8.   ACCOUNTING AND LEGAL DEVELOPMENTS

THE FASB HAS ISSUED SFAS 130 ENTITLED REPORTING COMPREHENSIVE INCOME, WHICH IS EFFECTIVE FOR FINANCIAL STATEMENTS FOR FISCAL YEARS BEGINNING AFTER DECEMBER 15, 1997. SFAS 130 ESTABLISHES STANDARDS FOR REPORTING AND PRESENTATION OF COMPREHENSIVE INCOME AND ITS COMPONENTS IN A FULL SET OF FINANCIAL STATEMENTS. COMPREHENSIVE INCOME INCLUDES ALL CHANGES IN
SHAREHOLDERS' EQUITY, EXCEPT THOSE ARISING FROM TRANSACTIONS WITH SHAREHOLDERS, AND INCLUDES NET INCOME AND NET UNREALIZED GAINS (LOSSES) ON SECURITIES. SFAS 130 WAS ADOPTED AS OF JANUARY 1, 1998. ADOPTING THE NEW STANDARD REQUIRED US TO MAKE ADDITIONAL DISCLOSURES IN THE FINANCIAL STATEMENTS, BUT DID NOT AFFECT THE COMPANY'S FINANCIAL POSITION OR RESULTS OF OPERATIONS.

ALL ITEMS OF OTHER COMPREHENSIVE INCOME REFLECT NO RELATED TAX EFFECT, SINCE THE COMPANY HAS AN ALLOWANCE AGAINST THE COLLECTION OF ANY FUTURE TAX BENEFITS. IN ADDITION, THERE WAS NO SALE OR LIQUIDATION OF INVESTMENTS REQUIRING A RECLASSIFICATION ADJUSTMENT FOR THE PERIOD PRESENTED.


THE FASB HAS ISSUED SFAS 131 ENTITLED, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION, WHICH IS EFFECTIVE FOR FINANCIAL
STATEMENTS FOR FISCAL YEARS BEGINNING AFTER DECEMBER 15, 1997. SFAS 131 REQUIRES THAT A PUBLIC BUSINESS ENTERPRISE REPORT FINANCIAL AND DESCRIPTIVE INFORMATION ABOUT ITS REPORTABLE OPERATING SEGMENTS. OPERATING SEGMENTS ARE COMPONENTS OF AN ENTERPRISE ABOUT WHICH SEPARATE FINANCIAL INFORMATION IS AVAILABLE THAT IS EVALUATED REGULARLY IN DECIDING HOW TO ALLOCATE RESOURCES AND IN ASSESSING PERFORMANCE. SFAS 131 WAS ADOPTED AS OF JANUARY 1, 1998. ADOPTING THE NEW STANDARD HAD NO AFFECT THE COMPANY'S FINANCIAL POSITION OR RESULTS OF OPERATIONS, SINCE THE COMPANY HAS NO REPORTABLE OPERATING SEGMENTS.

THE  FASB  HAS  ISSUED  SFAS  132  ENTITLED, EMPLOYERS'  DISCLOSURES  ABOUT
PENSIONS  AND  OTHER  POSTRETIREMENT  BENEFITS,  WHICH  IS  EFFECTIVE   FOR
FINANCIAL STATEMENTS FOR FISCAL YEARS BEGINNING AFTER DECEMBER 15, 1997. SFAS 132 REVISES CURRENT DISCLOSURE REQUIREMENTS FOR EMPLOYER PROVIDED POST-RETIREMENT BENEFITS. THE STATEMENT DOES NOT CHANGE RETIREMENT MEASUREMENT OR RECOGNITION ISSUES. . SFAS 132 WAS ADOPTED AS OF JANUARY 1, 1998. ADOPTING THE NEW STANDARD HAD NO AFFECT ON OUR FINANCIAL POSITION OR RESULTS OF OPERATIONS, SINCE THE COMPANY HAS NO PENSION PLAN OR OTHER OBLIGATION FOR POST-RETIREMENT BENEFITS.

THE   FASB   HAS  ISSUED  SFAS  133  ENTITLED,  ACCOUNTING  FOR  DERIVATIVE
INSTRUMENTS AND HEDGING ACTIVITIES, WHICH IS EFFECTIVE FOR ALL FISCAL QUARTERS OF FISCAL YEARS BEGINNING AFTER JUNE 15, 1999. SFAS 133 REQUIRES THAT AN ENTITY RECOGNIZE ALL DERIVATIVES AS EITHER ASSETS OR LIABILITIES IN THE STATEMENT OF FINANCIAL POSITION AND MEASURE THOSE INSTRUMENTS AT FAIR VALUE. IF CERTAIN CONDITIONS ARE MET, A DERIVATIVE MAY BE SPECIFICALLY DESIGNATED AS A SPECIFIC TYPE OF EXPOSURE HEDGE. THE ACCOUNTING FOR CHANGES IN THE FAIR VALUE OF A DERIVATIVE DEPENDS ON THE INTENDED USE OF THE DERIVATIVE AND THE RESULTING DESIGNATION. THE ADOPTION OF SFAS 133 IS NOT EXPECTED TO HAVE A MATERIAL EFFECT ON OUR FINANCIAL POSITION OR RESULTS OF OPERATIONS, SINCE THE COMPANY HAS NO DERIVATIVE OR HEDGING TYPE INVESTMENTS.

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

     Net investment income decreased 3% when 1998 to 1997. The decrease in net investment income is due to the decrease in invested assets. Although , net investment income decreased, overall investment yields increased from 7% in 1997 to 7.3% in 1998. During the first quarter of 1998, the Company had maturities of approximately $15,000,000 from the fixed maturity portfolio. Of these maturities, approximately $10,000,000 was reinvested in fixed maturities and the remaining funds were placed in interest bearing cash equivalent accounts. UTG's investment advisor is anticipating a favorable shift, in the near future, of fixed maturity yields. The increase in cash is a short-term fluctuation. UTG anticipates the purchase of additional long-term fixed maturities in the near future.

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

     UTG had realized investment gains of $92,248 in the first quarter of 1998, compared to a realized nvestment loss of $6,136 in the first quarter of 1997. the current quarter investment gain can be attributed to a sale of real estate property for a profit of $82,024. UTG had other gains and losses during the period that comprised the remaining amount reported but were immaterial in nature on an individual basis.

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

     Operating expenses decreased 10% in 1998 compared to 1997. The decrease in operating expenses is due to the decrease in salaries. The decrease in salaries is due to a 10% reduction in staff compared to the previous year, including the retirement of an executive officer.

     Net loss of UTG

     UTG  had  a  net income of $31,311 in 1998 compared to a net  loss  of
     ($23,565)  in  1997.   The  improvement is  directly  related  to  the
     decrease in life benefits and operating expenses.

 (D) NET INCOME

The Company recorded net income of $105,177 for the first quarter of 1998 compared to $55,572 for the same period one-year ago. UII recorded net income of $225,221 for second quarter of 1998 compared to $84,941 for the same period one year ago. The improvement in net income is the result of a combination of improved operating results of UII and improved earnings of UTG.

FINANCIAL CONDITION

The Company owns 47% equity interest in UTG, which controls total assets of approximately $348,000,000.


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

The Company established a project to address year 2000 processing concerns in September of 1996. In 1997 the Company completed the review of internally and externally developed software, and made corrections to all year 2000 non-compliant processing. The Company also secured verification of current and future year 2000 compliance from all major external software vendors. In December of 1997, a separate computer operating environment was established with the system dates advanced to December of 1999. A parallel model office was established with all dates in the data advanced to December of 1999. Parallel model office processing is being performed using dates from December of 1999 to January of 2001, to insure all year 2000 processing errors have been corrected. Testing was completed by the end of the first quarter of 1998. Periodic regression testing will be performed to monitor continuing compliance. By addressing year 2000 compliance in a timely manner, compliance will be achieved using existing staff and without significant impact on the Company operationally or financially.

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

ACCOUNTING AND LEGAL DEVELOPMENTS

THE FASB HAS ISSUED SFAS 130 ENTITLED REPORTING COMPREHENSIVE INCOME, WHICH IS EFFECTIVE FOR FINANCIAL STATEMENTS FOR FISCAL YEARS BEGINNING AFTER DECEMBER 15, 1997. SFAS 130 ESTABLISHES STANDARDS FOR REPORTING AND PRESENTATION OF COMPREHENSIVE INCOME AND ITS COMPONENTS IN A FULL SET OF FINANCIAL STATEMENTS. COMPREHENSIVE INCOME INCLUDES ALL CHANGES IN
SHAREHOLDERS' EQUITY, EXCEPT THOSE ARISING FROM TRANSACTIONS WITH SHAREHOLDERS, AND INCLUDES NET INCOME AND NET UNREALIZED GAINS (LOSSES) ON SECURITIES. SFAS 130 WAS ADOPTED AS OF JANUARY 1, 1998. ADOPTING THE NEW STANDARD REQUIRED US TO MAKE ADDITIONAL DISCLOSURES IN THE FINANCIAL STATEMENTS, BUT DID NOT AFFECT THE COMPANY'S FINANCIAL POSITION OR RESULTS OF OPERATIONS.

ALL ITEMS OF OTHER COMPREHENSIVE INCOME REFLECT NO RELATED TAX EFFECT, SINCE THE COMPANY HAS AN ALLOWANCE AGAINST THE COLLECTION OF ANY FUTURE TAX BENEFITS. IN ADDITION, THERE WAS NO SALE OR LIQUIDATION OF INVESTMENTS REQUIRING A RECLASSIFICATION ADJUSTMENT FOR THE PERIOD PRESENTED.


THE FASB HAS ISSUED SFAS 131 ENTITLED, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION, WHICH IS EFFECTIVE FOR FINANCIAL
STATEMENTS FOR FISCAL YEARS BEGINNING AFTER DECEMBER 15, 1997. SFAS 131 REQUIRES THAT A PUBLIC BUSINESS ENTERPRISE REPORT FINANCIAL AND DESCRIPTIVE INFORMATION ABOUT ITS REPORTABLE OPERATING SEGMENTS. OPERATING SEGMENTS ARE COMPONENTS OF AN ENTERPRISE ABOUT WHICH SEPARATE FINANCIAL INFORMATION IS AVAILABLE THAT IS EVALUATED REGULARLY IN DECIDING HOW TO ALLOCATE RESOURCES AND IN ASSESSING PERFORMANCE. SFAS 131 WAS ADOPTED AS OF JANUARY 1, 1998. ADOPTING THE NEW STANDARD HAD NO AFFECT THE COMPANY'S FINANCIAL POSITION OR RESULTS OF OPERATIONS, SINCE THE COMPANY HAS NO REPORTABLE OPERATING SEGMENTS.

THE  FASB  HAS  ISSUED  SFAS  132  ENTITLED, EMPLOYERS'  DISCLOSURES  ABOUT
PENSIONS  AND  OTHER  POSTRETIREMENT  BENEFITS,  WHICH  IS  EFFECTIVE   FOR
FINANCIAL STATEMENTS FOR FISCAL YEARS BEGINNING AFTER DECEMBER 15, 1997. SFAS 132 REVISES CURRENT DISCLOSURE REQUIREMENTS FOR EMPLOYER PROVIDED POST-RETIREMENT BENEFITS. THE STATEMENT DOES NOT CHANGE RETIREMENT MEASUREMENT OR RECOGNITION ISSUES. . SFAS 132 WAS ADOPTED AS OF JANUARY 1, 1998. ADOPTING THE NEW STANDARD HAD NO AFFECT ON OUR FINANCIAL POSITION OR RESULTS OF OPERATIONS, SINCE THE COMPANY HAS NO PENSION PLAN OR OTHER OBLIGATION FOR POST-RETIREMENT BENEFITS.

THE   FASB   HAS  ISSUED  SFAS  133  ENTITLED,  ACCOUNTING  FOR  DERIVATIVE
INSTRUMENTS AND HEDGING ACTIVITIES, WHICH IS EFFECTIVE FOR ALL FISCAL QUARTERS OF FISCAL YEARS BEGINNING AFTER JUNE 15, 1999. SFAS 133 REQUIRES THAT AN ENTITY RECOGNIZE ALL DERIVATIVES AS EITHER ASSETS OR LIABILITIES IN THE STATEMENT OF FINANCIAL POSITION AND MEASURE THOSE INSTRUMENTS AT FAIR VALUE. IF CERTAIN CONDITIONS ARE MET, A DERIVATIVE MAY BE SPECIFICALLY DESIGNATED AS A SPECIFIC TYPE OF EXPOSURE HEDGE. THE ACCOUNTING FOR CHANGES IN THE FAIR VALUE OF A DERIVATIVE DEPENDS ON THE INTENDED USE OF THE DERIVATIVE AND THE RESULTING DESIGNATION. THE ADOPTION OF SFAS 133 IS NOT EXPECTED TO HAVE A MATERIAL EFFECT ON OUR FINANCIAL POSITION OR RESULTS OF OPERATIONS, SINCE THE COMPANY HAS NO DERIVATIVE OR HEDGING TYPE INVESTMENTS.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.



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