Form 10-K/A
period 1997-12-31
UNITED INCOME INC
filed 1999-01-28
CIK 863138

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                             FORM 10-K/A

                           AMENDMENT NUMBER 3 to
            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                OF THE SECURITIES EXCHANGE ACT OF 1934

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

                              Amendment No. 3

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

Date:     January 15, 1999

                           UNITED INCOME, INC,

                                FORM 10-K/A

                                   INDEX

CERTIFIED PUBLIC ACCOUNTANT'S CONSENT

             KERBER, ECK, & BRAECKEL LLP                               3

PART I

ITEM 1.      BUSINESS                                                  4


ITEM 3.      LEGAL PROCEEDINGS                                        12



PART II

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS             12


ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA               25



PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES
            AND REPORTS ON FORM 8-K                                   40

            Consent of Independent Certified Public Accountant


      We consent to the amendments on pages 25-38 of this Form 10-K/A dated January 15, 1999, and to the use of our opinion dated March 26, 1998, as originally filed with the United Income, Inc. Form 10-K for 1997 after such amendment. We also consent to the amendments in Exhibit 99(d) on pages 44-70 of this Form 10-K/A and to the use of our opinion on United Trust Group, Inc. dated March 26, 1998.



                              KERBER, ECK & BRAECKEL LLP





Springfield, Illinois
January 15, 1999

PART I, ITEM I, BUSINESS, SHOULD BE AMENDED AS FOLLOWS:


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


Results of Operations

1997 compared to 1996

(a)  Revenues

UII'S PRIMARY SOURCE OF REVENUES IS DERIVED FROM SERVICE FEE INCOME, WHICH IS PROVIDED VIA A SERVICE AGREEMENT WITH USA. THE AGREEMENT WAS ORIGINALLY ESTABLISHED UPON THE FORMATION OF USA, WHICH WAS 100% OWNED SUBSIDIARY OF UII. CHANGES IN THE AFFILIATE STRUCTURE HAVE RESULTED IN USA NO LONGER BEING A DIRECT

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

    Amortization of cost of insurance acquired decreased 56% in 1997 compared to 1996. COST OF INSURANCE ACQUIRED IS ESTABLISHED WHEN AN INSURANCE COMPANY IS ACQUIRED. THE COMPANY ASSIGNS A PORTION OF ITS COST
    TO THE RIGHT TO RECEIVE FUTURE CASH FLOWS FROM INSURANCE CONTRACTS
    EXISTING AT THE DATE OF THE ACQUISITION. THE COST OF THE POLICIES
    PURCHASED REPRESENTS THE ACTUARIALLY DETERMINED PRESENT VALUE OF THE PROJECTED FUTURE CASH FLOWS FROM THE ACQUIRED POLICIES. COST OF INSURANCE ACQUIRED IS COMPRISED OF INDIVIDUAL LIFE INSURANCE PRODUCTS INCLUDING
    WHOLE LIFE, INTEREST SENSITIVE WHOLE LIFE AND UNIVERSAL LIFE INSURANCE PRODUCTS. COST OF INSURANCE ACQUIRED IS AMORTIZED WITH INTEREST IN RELATION TO EXPECTED FUTURE PROFITS, INCLUDING DIRECT CHARGE-OFFS FOR ANY EXCESS
    OF THE UNAMORTIZED ASSET OVER THE PROJECTED FUTURE PROFITS. THE INTEREST RATES UTILIZED IN THE AMORTIZATION CALCULATION ARE 9% ON APPROXIMATELY 24% OF THE BALANCE AND 15% ON THE REMAINING BALANCE. THE INTEREST RATES VARY DUE TO RISK ANALYSIS PERFORMED AT THE TIME OF ACQUISITION ON THE BUSINESS ACQUIRED. THE AMORTIZATION IS ADJUSTED RETROSPECTIVELY WHEN ESTIMATES OF CURRENT OR FUTURE GROSS PROFITS TO BE REALIZED FROM A GROUP OF PRODUCTS ARE REVISED. UTG and its subsidiaries' did not have any charge-offs during the periods covered by this report.The decrease in amortization during the current period is a fluctuation due to the expected future profits. Amortization of cost of insurance acquired is particularly sensitive to changes in persistency of certain blocks of insurance in-force. The improvement of persistency during the year had a positive impact on amortization of cost of insurance acquired. Persistency is a measure of insurance in force retained in relation to the previous year. The average persistency rate for all policies in force for 1997 and 1996 has been approximately 89.4% and 87.9%, respectively.

    Operating expenses decreased 21% in 1997 compared to 1996. APPROXIMATELY ONE-HALF OF THE DECREASE IN OPERATING EXPENSES IS RELATED TO THE SETTLEMENT OF CERTAIN LITIGATION IN DECEMBER OF 1996 REGARDING NON-STANDARD POLICIES. INCLUDED IN THIS DECREASE WERE LEGAL FEES AND PAYMENTS TO THE LITIGANTS TO SETTLE THE ISSUE. IN 1992, AS PART OF THE ACQUISITION OF COMMONWEALTH INDUSTRIES CORPORATION, AN AGREEMENT WAS ENTERED INTO BETWEEN JOHN CANTRELL AND FCC FOR FUTURE PAYMENTS TO BE MADE BY FCC. A LIABILITY WAS ESTABLISHED AT THE DATE OF THE AGREEMENT. UPON THE DEATH OF MR. CANTRELL IN LATE 1997, OBLIGATIONS UNDER THIS AGREEMENT TRANSFERRED TO MR. CANTRELL'S WIFE AT A REDUCED AMOUNT. THIS RESULTED IN A REDUCTION OF APPROXIMATELY $600,000 OF THE LIABILITY HELD FOR FUTURE PAYMENTS UNDER THE AGREEMENT. IN ADDITION, 1997 CONSULTING FEES, PRIMARILY IN THE AREA OF ACTURIAL SERVICES, WERE REDUCED APPROXIMATELY $400,000 AS THE COMPANY WAS ABLE TO HIRE AN ACTUARY, ON A PART-TIME BASIS, AT A COST LESS THAN FEES PAID IN THE PREVIOS YEAR TO CONSULTING ACTUARIES. THE REMAINING REDUCTION IN OPERATING EXPENSES IS ATTRIBUTABLE TO REDUCED SALARY AND EMPLOYEE BENEFIT COSTS IN 1997, AS A RESULT OF NATURAL ATTRITION.

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

    Revenues of UTG

   Premium  and policy fee revenues, net of reinsurance premium, decreased
   7% when comparing 1996 to 1995. The decrease in premium income is primarily attributed to a 15% decrease in new business production. THE DECREASE IS DUE TO TWO FACTORS. THE FIRST FACTOR IS THAT UTG AND ITS SUBSIDIARIES' CHANGED ITS FOCUS FROM PRIMARILY A BROKER AGENCY DISTRIBUTION SYSTEM TO A CAPTIVE AGENT SYSTEM. THE SECOND FACTOR IS THAT UTG and its subsidiaries' changed its PRODUCT PORTFOLIO FROM TRADITIONAL LIFE INSURANCE TO UNIVERSAL LIFE INSURANCE .

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

Currently,  the  Company's insurance affiliates are subject  to  government
regulation  in  each  of the states in which they conduct  business.   Such
regulation is vested in state agencies having broad administrative power dealing with all aspects of the insurance business, including the power to:
(i) grant and revoke licenses to transact business; (ii) regulate and supervise trade practices and market conduct; (iii) establish guaranty
associations;   (iv)  license  agents;  (v)  approve  policy  forms;   (vi)
approve premium rates for some lines of business; (vii) establish reserve requirements; (viii) prescribe the form and content of required financial statements and reports; (ix) determine the reasonableness and adequacy of statutory capital and surplus; and (x) regulate the type and amount of permitted investments. Insurance regulation is concerned primarily with the protection of policyholders. The Company cannot predict THE IMPACT OF ANY FUTURE PROPOSALS, REGULATIONS OR MARKET CONDUCT INVESTIGATIONS . The Company's insurance affiliates, USA, UG, APPL and ABE are domiciled in the states of Ohio, Ohio, West Virginia and Illinois, respectively.

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

PART II, ITEM 8, FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA SHOULD BE AMENDED AS FOLLOWS:

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


Listed below are the financial statements included in this Part of the Annual Report on SEC Form 10-K:

                                                     Page No.
UNITED INCOME, INC.


  Independent Auditor's Report for the
    Years ended December 31, 1997, 1996, 1995            26



  Balance Sheets                                         27



  Statements of Operations                               28



  Statements of Shareholders' Equity                     29



  Statements of Cash Flows                               30



  Notes to Financial Statements                       30-39

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




                                   KERBER, ECK & BRAECKEL LLP




Springfield, Illinois
March 26, 1998

UNITED INCOME, INC.
BALANCE SHEETS
As of December 31, 1997 and 1996




     ASSETS
                                                         1997        1996

Cash and cash equivalents                            $   710,897  $   439,676
Mortgage loans                                           121,520      122,853
Notes receivable from affiliate                          864,100      864,100
Accrued interest income                                   12,068       11,784
Property and equipment (net of accumulated
   depreciation of $93,648 and $92,140)                    1,070        2,578
Investment in affiliates                              11,060,682   11,324,947
Receivable from affiliate                                 23,192       31,837
Other assets (net of accumulated amortization
   of $138,810 and $101,794)                              46,258       83,274
     Total assets                                   $ 12,839,787 $ 12,881,049



LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities and accruals:
  Convertible debentures                            $   902,300 $   902,300
  Other liabilities                                       1,534       1,273
     Total liabilities                                  903,834     903,573


Shareholders' equity:
Common stock - no par value, stated value $.033 per
  Authorized 2,310,001 shares - 1,391,919 and 1,392,130
  shares issued after deducting treasury shares of
  177,590 and 177,590                                    45,934      45,940
Additional paid-in capital                           15,242,365  15,244,471
Unrealized depreciation of investments held for
  sale of affiliate                                     (19,603)    (59,508)
Accumulated deficit                                  (3,332,743) (3,253,427)
     Total shareholders' equity                      11,935,953  11,977,476
     Total liabilities and shareholders' equity    $ 12,839,787 $12,881,049

                               See accompanying notes.

UNITED INCOME, INC.
STATEMENTS OF OPERATIONS
Three Years Ended December 31, 1997


                                         1997        1996        1995

Revenues:

 Interest income                    $    27,127 $    13,099 $    16,516
 Interest income from affiliates         82,579      79,433      71,646
 Service agreement income
   from affiliates                      989,295   1,567,891   2,015,325
 Other income from affiliates            87,073     127,922     129,627
 Realized investment gains                    0       2,599         905
 Other income                                48           3         130
                                      1,186,122   1,790,947   2,234,149


Expenses:

 Management fee to affiliate            743,577   1,240,735   1,809,195
 Operating expenses                      80,173      89,529      78,505
 Interest expense                        85,155      84,027      88,538
                                        908,905   1,414,291   1,976,238

Gain before income taxes and equity
  in loss of investees                  277,217     376,656     257,911
Provision for income taxes                    0           0           0
Equity in loss of investees            (356,533)   (695,739)  (2,405,813
Net loss                            $   (79,316)$  (319,083)$ (2,147,902


Net loss per
  common share                      $     (0.06)$     (0.23)$     (1.54)

Average common
  shares outstanding                  1,391,996   1,392,084   1,392,060

                                See accompanying notes.
                                        28

UNITED INCOME, INC.
STATEMENTS OF SHAREHOLDERS' EQUITY
Three Years Ended December 31, 1997



                                         1997         1996         1995

Common stock
  Balance, beginning of year        $     45,940 $     45,938 $     45,938
  Exercise of stock options                    0            2            0
  Stock retired from purchase of fractional
   shares of reverse stock split              (6)           0            0
Balance, end of year                $     45,934 $     45,940 $     45,938



Additional paid-in capital
  Balance, beginning of year        $ 15,244,471 $ 15,243,773 $ 15,243,773
  Exercise of stock options                    0          698            0
  Stock retired from purchase of fractional
   shares of reverse stock split          (2,106)           0            0
Balance, end of year                $ 15,242,365 $ 15,244,471 $ 15,243,773



Unrealized appreciation (depreciation) of
   investments held for sale
  Balance, beginning of year        $    (59,508)$       (236)$    (99,907)
  Change during year                      39,905      (59,272)      99,671
  Balance, end of year              $    (19,603)$    (59,508)$       (236)



Accumulated deficit
  Balance, beginning of year        $ (3,253,427)$ (2,934,344)$   (786,442)
  Net loss                               (79,316)    (319,083)  (2,147,902)
  Balance, end of year              $ (3,332,743)$ (3,253,427)$ (2,934,344)


Total shareholders' equity,
  end of year                       $ 11,935,953 $ 11,977,476 $ 12,355,131

                         See accompanying notes.
                                 29

UNITED INCOME, INC.
STATEMENTS OF CASH FLOWS
Three Years Ended December 31, 1997



                                                 1997      1996      1995

Increase (decrease) in cash and cash equivalents
Cash flows from operating activities:
   Net loss                                 $  (79,316)$(319,083)$(2,147,902)
   Adjustments to reconcile net loss to
    net cash provided by (used in)
    operating activities
   Depreciation and amortization                38,524    45,331      52,169
  Gain on payoff of mortgage loan                    0    (2,599)          0
  Accretion of discount on mortgage loans         (266)     (481)     (1,591)
  Compensation expense through stock
   option plan                                       0       667           0
  Equity in loss of investees                  356,533   695,739   2,405,813
  Changes in assets and liabilities:
  Change in accrued interest income               (284)   (4,744)     (1,713)
  Change in receivable from affiliates           8,645  (119,706)     25,598
  Change in other liabilities                      261   (39,449)     (5,469)
Net cash provided by operating activities       24,097   255,675     326,905

Cash flows from investing activities:
  Change in notes receivable from affiliate          0  (150,000)          0
  Purchase of investments in affiliates        (52,363)        0     (26,091)
  Capital contribution to investee                   0   (94,000)    (47,000)
  Sale of investments in affiliates                  0         0       1,810
  Payments of principal on mortgage loans        1,599    62,434       4,480
  Purchase of mortgage loan                          0         0    (126,000)
  Proceeds from sale of property and equipment       0     1,164           0
Net cash used in investing activities          (50,764) (180,402)   (192,801)

Cash flows from financing activities:
  Proceeds from sale of common stock                 0        33           0
  Payment for fractional shares from
   reverse stock split                          (2,112)        0           0
Net cash provided by (used in) financing
 activities                                     (2,112)       33           0

Net increase in cash and cash equivalents      271,221    75,306     134,104
Cash and cash equivalents at beginning of year 439,676   364,370     230,266
Cash and cash equivalents at end of year    $  710,897$  439,676    $364,370

                            See accompanying notes.
                                    30

1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.ORGANIZATION  -  At December 31, 1997, the affiliates of  United  Income,
  Inc. were as depicted on the following organizational chart.


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

F.EARNINGS  PER  SHARE  -  Earnings per share are  based  on  the  weighted
  average   number   of  common  shares  outstanding  during   each   year,
  retroactively  adjusted  to  give  effect  to  all  stock   splits.    In
  accordance with Statement of Financial Accounting Standards No. 128, the computation of diluted earnings per share is not shown since the Company has a loss from continuing operations in each period presented, and any assumed conversion, exercise, or contingent issuance of securities would have an antidilutive effect on earnings per share. HAD UII NOT BEEN IN A LOSS POSITION, THE OUTSTANDING DILUTIVE INSTRUMENTS WOULD HAVE BEEN CONVERTIBLE NOTES OF 36,092, 36,092, AND 36,092 SHARES IN 1997, 1996, AND 1995,
  RESPECTIVELY, AND STOCK OPTIONS EXERCISABLE OF 231, 231, AND 301 SHARES IN 1997, 1996, AND 1995 RESPECTIVELY, UII HAD STOCK OPTIONS OUTSTANDING FOR SHARES OF COMMON STOCK IN 1997, 1996, AND 1995 RESPECTIVELY, AT A PER SHARE PRICE IN EXCESS OF THE AVERAGE MARKET PRICE, AND WOULD THEREFORE NOT HAVE BEEN INCLUDED IN THE COMPUTATION OF DILUTED EARNINGS PER SHARE. FOR PURPOSES OF THIS CALCULATION, BOOK VALUE PER SHARE WAS UTILIZED TO REPRESENT MARKET VALUE.

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


2.   DISCLOSURES ABOUT FAIR VALUES OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each class of financial instrument required to be valued by SFAS 107 for which it is practicable to estimate that value:

(a) Mortgage loans

THE FAIR VALUES OF MORTGAGE LOANS ARE ESTIMATED USING DISCOUNTED CASH FLOW ANALYSES AND INTEREST RATES BEING OFFERED FOR SIMILAR LOANS TO BORROWERS WITH SIMILAR CREDIT RATINGS. AS OF DECEMBER 31, 1997 THE ESTIMATED FAIR VALUE AND CARRYING AMOUNT WERE $138,519 AND $121,520, RESPECTIVELY. AS OF DECEMBER 31, 1996 THE ESTIMATED FAIR VALUE AND CARRYING AMOUNT WERE EACH $122,853.

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

                                        1997              1996            1995
                                    Exercise          Exercise          Exercise
                          Shares     Price     Shares    Price  Shares     Price

   Outstanding at
    beginning of year     10,888     $ 13.07   10,888 $  13.07  10,437    $13.07
   Granted                     0        0.00        0     0.00     451     13.07
   Exercised                   0        0.00        0     0.00       0      0.00
   Forfeited              10,437       13.07        0     0.00       0      0.00
   Outstanding at
    end of year              451     $ 13.07   10,888  $ 13.07  10,888    $13.07

   Options exercisable
    at year end              451     $ 13.07   10,888  $ 13.07  10,888    $13.07

   The following information applies to options outstanding at December 31, 1997:

  Number outstanding                             451
  Exercise price                             $ 13.07
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

The provision for income taxes shown in the statements of operations does not bear the normal relationship to pre-tax income as a result of certain permanent differences. The sources and effects of such differences are summarized in the following table:

                                  1997            1996            1995
Income tax at statutory
 rate of                      $ 97,026       $ 131,830        $ 90,269
  35% of income before income taxes
Utilization of net
 operating loss                (97,026)       (133,866)        (92,049)
  carryforward
Depreciation                         0           2,036           1,780
Provision for income taxes   $       0       $       0        $      0


6.  SUMMARIZED FINANCIAL INFORMATION OF UNITED TRUST GROUP, INC.

The following provides summarized financial information for the Company's 50% or less owned affiliate:

                                 December 31       December 31

       ASSETS                        1997              1996
Total investments               $ 222,601,494    $ 221,078,779
Cash and cash equivalents          15,763,639       16,903,789
Cost of insurance acquired         45,009,452       47,536,812
Other assets                       64,576,450       69,480,242
     Total assets               $ 347,951,035    $ 354,999,622

LIABILITIES AND SHAREHOLDERS' EQUITY
Policy liabilities              $ 268,237,887    $ 268,771,766
Notes payable                      19,081,602       19,839,853
Deferred taxes                     12,157,685       11,591,086
Other liabilities                   4,053,293        6,335,866
     Total liabilities            303,530,467      306,538,571
Minority interests in
 consolidated subsidiaries         10,130,024       13,332,034

Shareholders' equity
Common stock no par value          45,926,705       45,926,705
Authorized 10,000 shares - 100 issued
Unrealized depreciation of
 investment in stocks                 (41,708)        (126,612)
Accumulated deficit               (11,594,453)     (10,671,076)
     Total shareholders'equity     34,290,544       35,129,017
     Total liabilities and
      shareholders' equity      $ 347,951,035    $ 354,999,622

                                     1997           1996           1995
Premiums and policy fees, net
 of reinsurance                 $ 28,639,245   $ 30,944,458   $ 33,098,536
Net investment income             14,882,677     15,902,107     15,497,547
Other                               (171,304)      (370,454)         1,237
                                  43,350,618     46,476,111     48,597,320
Benefits, claims and
 settlement expenses              27,055,171     30,326,032     29,855,764
Other expenses                    16,776,537     22,953,093     30,725,908
                                  43,831,708     53,279,125     60,581,672
Loss before income tax and
  minority interest                 (481,090)    (6,803,014)   (11,984,352)
Income tax credit (provision)       (571,999)     4,643,961      4,724,792
Minority interest in loss of
  consolidated subsidiaries          129,712        498,356      1,938,684
Net loss                        $   (923,377)  $ (1,660,697)  $ (5,320,876)

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

13.   SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
                                       1997

                                 1st          2nd            3rd            4th
Interest income          $     2,659   $    2,680      $  10,806     $   10,982
Interest income/affil.        19,956       20,171         21,521         20,931
Service agreement income     294,095      287,596        213,518        194,086
Total revenues               342,657      333,661        266,816        242,988
Management fee               226,457      247,558        153,111        116,451
Operating expenses            50,318        9,682          9,912         10,261
Interest expense              20,866       21,430         21,429         21,430
Operating income              45,016       54,991         82,364         94,846
Net income (loss)             55,572       84,941       (136,852)       (82,977)
Net income (loss) per share     0.04         0.06          (0.10)         (0.06)

                                      1996
                                 1st          2nd            3rd            4th
Net investment income    $     3,673    $   3,793      $   2,893      $   2,740
Interest income/affil.        18,078       20,717         20,249         20,389
Service agreement income     536,604      459,454        406,952        164,881
Total revenues               583,627      535,094        456,715        215,511
Management fee               421,963      425,672        294,170         98,930
Operating expenses            51,804       14,514         12,045         11,166
Interest expense              21,430       20,865         20,866         20,866
Operating income              88,430       74,043        129,634         84,549
Net income (loss)            235,469       50,795       (583,728)       (21,619)
Net income (loss)per share      0.01         0.00          (0.03)          0.00

                                        1995
                                 1st          2nd            3rd            4th
Net investment income    $     1,431   $    7,283      $   4,064      $   3,738
Investment income/affil.      22,111       13,830         17,778         17,927
Service agreement income     505,118      529,411        494,867        485,929
Total revenues               570,284      587,002        540,031        536,832
Management fee               437,041      483,677        452,935        435,542
Operating expenses            46,264       23,951         12,243         (3,953)
Interest expense              21,485       22,676         22,384         21,993
Operating income (loss)       65,494       56,698         52,469         83,250
Net income (loss)            137,752     (530,781)       132,804        (1,887,
Net income (loss)per share      0.01        (0.03)          0.01          (0.11)

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K, SHOULD BE AMENDED AS FOLLOWS:


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

 None


(c) Exhibits:

  Index to Exhibits (See Pages 41-42).

                          INDEX TO EXHIBITS

 Exhibit
 Number


 3(i)(1) Articles of Incorporation for the Company dated November 2, 1987.

 3(i)(1) Amended  Articles of Incorporation for the  Company  dated
         January 27, 1988.

 3(ii)(1)Code of Regulations for the Company.

10(a)(1) Service Agreement between United Income, Inc.  and  United
         Security Assurance Company dated November 8, 1989.

10(b)(2) Subcontract Service Agreement between United Income,  Inc.
         and United Trust, Inc. dated September 1, 1990.

10(c)(2) Non-Qualified Stock Option Plan

10(d)(2) Stock Option Plan

10(e)(3) Credit  Agreement  dated May  8,  1996  between  First  of
         America Bank - Illinois, N.A., as lender and First Commonwealth Corporation, as borrower.

10(f)(3) $8,900,000 Term Note of First Commonwealth Corporation  to
         First of America Bank - Illinois, N.A. dated May 8, 1996.

10(g)(3) Coinsurance  Agreement dated September  30,  1996  between
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

99(a)(1) Order  of  Ohio Division of Securities registering  United
         Income, Inc.'s securities dated March 9, 1988.

99(b)(1) Order  of  Ohio Division of Securities registering  United
         Income, Inc.'s Securities dated April 5, 1989.

99(c)(1) Order  of  Ohio Division of Securities registering  United
         Income, Inc.'s Securities dated April 23, 1990.

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

                              SIGNATURES

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




                                   KERBER, ECK & BRAECKEL LLP




Springfield, Illinois
March 26, 1998

UNITED TRUST GROUP, INC.
CONSOLIDATED BALANCE SHEETS
As of December 31, 1997 and 1996

ASSETS

                                                          1997         1996
Investments:
  Fixed maturities at amortized cost                 $180,970,333 $ 179,926,785
  (market $184,782,568 and $181,815,225)
  Investments held for sale:
  Fixed maturities, at market (cost $1,672,298
   and $1,984,661)                                      1,668,630     1,961,166
  Equity securities, at market (cost $3,184,357
   and $2,086,159)                                      3,001,744     1,794,405
  Mortgage loans on real estate at amortized cost       9,469,444    11,022,792
  Investment real estate, at cost, net of accumulated
   depreciation                                         9,760,732     9,779,984
  Real estate acquired in satisfaction of debt          1,724,544     1,724,544
  Policy loans                                         14,207,189    14,438,120
  Short-term investments                                1,798,878       430,983
                                                      222,601,494   221,078,779

Cash and cash equivalents                              15,763,639    16,903,789
Investment in affiliates                                  350,000       350,000
Accrued investment income                               3,665,228     3,459,748
Reinsurance receivables:
  Future policy benefits                               37,814,106    38,745,013
  Policy claims and other benefits                      3,529,078     3,856,124
Other accounts and notes receivable                     1,680,066     1,734,321
Cost of insurance acquired                             45,009,452    47,536,812
Deferred policy acquisition costs                      10,600,720    11,325,356
Cost in excess of net assets purchased,
  net of accumulated amortization                       2,777,089     5,496,808
Property and equipment, net of accumulated
 depreciation                                           3,392,905     3,255,171
Other assets                                              767,258     1,257,701
     Total assets                                    $347,951,035  $354,999,622

LIABILITIES AND SHAREHOLDERS' EQUITY
Policy liabilities and accruals:
  Future policy benefits                             $248,805,695  $248,879,317
  Policy claims and benefits payable                    2,080,907     3,193,806
  Other policyholder funds                              2,445,469     2,784,967
  Dividend and endowment accumulations                 14,905,816    13,913,676
Income taxes payable:
  Current                                                  15,730        70,663
  Deferred                                             12,157,685    11,591,086
Notes payable                                          19,081,602    19,839,853
Indebtedness to affiliates, net                            49,977        62,084
Other liabilities                                       3,987,586     6,203,119
     Total liabilities                                303,530,467   306,538,571
Minority interests in consolidated subsidiaries        10,130,024    13,332,034


Shareholders' equity:
Common stock - no par value
  Authorized 10,000 shares  -  100 shares issued       45,926,705    45,926,705
Unrealized depreciation of investments held for sale      (41,708)     -126,612
Accumulated deficit                                   (11,594,453)  -10,671,076
     Total shareholders' equity                        34,290,544    35,129,017
     Total liabilities and shareholders' equity      $347,951,035  $354,999,622

                                   See accompanying notes.

UNITED TRUST GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Three Years Ended December 31, 1997



                                           1997        1996        1995

Revenues:

 Premiums and policy fees              $ 33,373,950$ 35,891,609$ 38,481,638
 Reinsurance premiums and policy fees    -4,734,705  -4,947,151  -5,383,102
 Net investment income                   14,882,677  15,902,107  15,497,547
 Realized investment gains and (losses),   -279,096    -465,879    -114,235
 Other income                               107,792      95,425     115,472
                                         43,350,618  46,476,111  48,597,320


Benefits and other expenses:

Benefits, claims and settlement expenses:
  Life                                   23,644,252  26,568,062  26,680,217
  Reinsurance benefits and claims        -2,078,982  -2,283,827  -2,850,228
  Annuity                                 1,560,828   1,892,489   1,797,475
  Dividends to policyholders              3,929,073   4,149,308   4,228,300
Commissions and amortization of deferred
  policy acquisition costs                3,616,365   4,224,885   4,907,653
Amortization of cost of insurance
  acquired                                2,527,360   5,690,069   4,509,755
Amortization of agency force                      0           0     396,852
Non-recurring write down of value of age          0           0   8,296,974
Operating expenses                        8,957,372  11,285,566  10,634,314
Interest expense                          1,675,440   1,752,573   1,980,360
                                         43,831,708  53,279,125  60,581,672

Loss before income taxes, minority interest
  and equity in loss of investees          -481,090  -6,803,014 -11,984,352
Credit (provision) for income taxes        -571,999   4,643,961   4,724,792
Minority interest in loss of
 consolidated subsidiaries                  129,712     498,356   1,938,684
Net loss                               $   -923,377$ -1,660,697$ -5,320,876


Net loss per common share              $  -9,233.77$ -16,606.97$ -53,208.76

Average common shares outstanding               100         100         100

                                 See accompanying notes.

UNITED TRUST GROUP, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
Three Years Ended December 31, 1997

                                             1997          1996         1995

Common stock
  Balance, beginning of year              $45,926,705  $45,726,705 $45,626,705
  Capital contribution                              0      200,000     100,000
  Balance, end of year                    $45,926,705  $45,926,705 $45,726,705

Unrealized appreciation (depreciation) of
   investments held for sale
 Balance, beginning of year               $  (126,612) $      (501) $ (212,567)
 Change during year                            84,904     (126,111)    212,066
 Balance, end of year                     $   (41,708) $  (126,612) $     (501)

Accumulated deficit
 Balance, beginning of year               $(10,671,076 $(9,010,379) $(3,689,503)
 Net loss                                     (923,377) (1,660,697)  (5,320,876)
 Balance, end of year                     $(11,594,453 $(10,671,076)$(9,010,379)



Total shareholders' equity, end of year   $ 34,290,544 $ 35,129,017 $ 36,715,825

                                        See accompanying notes.

UNITED TRUST GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Years Ended December 31, 1997

                                              1997        1996        1995

Increase (decrease) in cash and cash equivalents
Cash flows from operating activities:
  Net loss                            $   (923,377) $ (1,660,697)$ (5,320,876)
  Adjustments to reconcile net loss
   to net cash provided by (used in)
   operating activities net of changes
   in assets and  liabilities resulting
   from the sales and purchases of
   subsidiaries:
 Amortization/accretion of fixed
  maturities                               670,185       899,445      803,696
 Realized investment(gains)losses,net      279,096       465,879      114,235
 Policy acquisition costs deferred        (586,000)   (1,276,000)  (2,370,000)
 Amortization of deferred policy
  acquisition                            1,310,636     1,387,372    1,567,748
 Amortization of cost of insurance
  acquired                               2,527,360     5,690,069    4,509,755
 Amortization of value of agency force           0             0      396,852
 Non-recurring write down of value
  of agency                                      0             0    8,296,974
 Amortization of costs in excess of net
  assets purchased                         155,000       185,279      423,192
 Depreciation                              457,415       371,991      694,194
 Minority interest                         129,712       498,356   (1,938,684)
 Change in accrued investment income      (205,480)      195,821     (173,517)
 Change in reinsurance receivables       1,257,953        83,871     (482,275)
 Change in policy liabilities and
  accruals                                (547,081)    3,326,651    3,581,928
 Charges for mortality and administration of
  universal life and annuity products  (10,588,874)  (10,239,476)  (9,757,354)
 Interest credited to account balances   7,212,406     7,075,921    6,644,282
 Change in income taxes payable            511,666    (4,653,734)  (4,749,335)
 Change in indebtedness (to) from
  affiliates                               (12,107)      224,472       (3,023)
 Change in other assets and liabilities,
  net                                   (1,893,811)      396,226   (1,529,727)
 Net cash provided by (used in)
  operating activities                    (245,301)    2,971,446      708,065

Cash flows from investing activities:
  Proceeds from investments sold and matured:
 Fixed maturities held for sale            290,660     1,219,036      619,612
 Fixed maturities sold                           0    18,736,612            0
 Fixed maturities matured               21,488,265    20,721,482   16,265,140
 Equity securities                          76,302         8,990      104,260
 Mortgage loans                          1,794,518     3,364,427    2,252,423
 Real estate                             1,136,995     3,219,851    1,768,254
 Policy loans                            4,785,222     3,937,471    4,110,744
 Short term                                410,000       825,000       25,000
 Total proceeds from investments sold
  and matured                           29,981,962    52,032,869   25,145,433
 Cost of investments acquired:
 Fixed maturities                      (23,220,172)  (29,365,111) (25,112,358)
 Equity securities                      (1,248,738)            0   (1,000,000)
 Mortgage loans                           (245,234)     (503,113)    (322,129)
 Real estate                            (1,444,980)     (813,331)  (1,902,609)
 Policy loans                           (4,554,291)   (4,329,124)  (4,713,471)
 Short term                             (1,726,035)     (830,983)    (100,000)
 Total cost of investments acquired    (32,439,450)  (35,841,662) (33,150,567)
 Purchase of property and equipment       (531,528)     (383,411)     (57,625)
Net cash provided by (used in)
 investing activities                   (2,989,016)   15,807,796   (8,062,759)

Cash flows from financing activities:
 Policyholder contract deposits         17,902,246    22,245,369   25,021,983
 Policyholder contract withdrawals     (14,515,576)  (15,433,644) (16,008,462)
 Net cash transferred from coinsurance
  ceded                                          0   (19,088,371)           0
 Proceeds from notes payable             1,000,000     9,300,000      300,000
 Payments on principal of notes payable (1,758,252)  (10,923,475)  (1,205,861)
 Payment for fractional shares from reverse stock
  split of subsidiary                     (534,251)            0            0
Net cash provided by financing
 activities                              2,094,167   (13,900,121)   8,107,660

Net increase (decrease) in cash
 and cash equivalents                   (1,140,150)    4,879,121      752,966
Cash and cash equivalents at beginning
 of year                                16,903,789    12,024,668   11,271,702
Cash and cash equivalents at end
 of year                               $15,763,639   $16,903,789  $12,024,668

                       See accompanying notes.

UNITED TRUST, GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  A. ORGANIZATION - At December 31, 1997, the parent, significant majority-owned subsidiaries and affiliates of United Trust Group,Inc., were as
     depicted  on  the   following organizational chart.

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

 The Company's significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements are summarized as follows.

B.   NATURE  OF  OPERATIONS  -  United  Trust
     Group, Inc. is an insurance holding company, which sells individual life insurance products through its subsidiaries. The Company's principal market is the Midwestern United States. The primary focus of the Company has been the servicing of existing insurance business in force, the solicitation of new life insurance products and the acquisition of other companies in similar lines of business.

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

     Real estate - Investment real estate at cost, less allowances for depreciation and, as appropriate, provisions for possible losses. Foreclosed real estate is adjusted for any impairment at the foreclosure date. Accumulated depreciation on investment real estate was $539,366 and $442,373 as of December 31, 1997 and 1996,
     respectively.

     Policy   loans  --  at  unpaid  balances
     including  accumulated  interest  but  not  in  excess  of  the   cash
     surrender value.

     Short-term investments -- at cost, which approximates current market value.

     Realized  gains and losses  on  sales  of
     investments   are   recognized  in  net   income   on   the   specific
     identification basis.

G. RECOGNITION OF REVENUES AND RELATED EXPENSES - Premiums for traditional life insurance products, which include those products with fixed and guaranteed premiums and benefits, consist principally of whole life insurance policies, and certain annuities with life contingencies are recognized as revenue when due. LIMITED PAYMENT LIFE INSURANCE POLICIES DEFER GROSS PREMIUMS RECEIVED IN EXCESS OF NET PREMIUMS WHICH IS THEN RECOGNIZED IN INCOME IN A CONSTANT RELATIONSHIP WITH INSURANCE IN FORCE.

     Accident and health insurance premiums are recognized as revenue pro rata over the terms of the policies. Benefits and related expenses associated with the premiums earned are charged to expense proportionately over the lives of the policies through a provision for future policy benefit liabilities and through deferral and amortization of deferred policy acquisition costs. For universal life and investment products, generally there is no requirement for payment of premium other than to maintain account values at a level
     sufficient   to  pay  mortality  and  expense  charges.  Consequently,
     premiums for universal life policies and investment products  are  not
     reported  as  revenue,  but  as  deposits.   Policy  fee  revenue  for
     universal life policies and investment products consists of charges for the cost of insurance and policy administration fees assessed
     during  the  period.   Expenses include interest  credited  to  policy
     account balances and benefit claims incurred in excess of policy account balances.

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

     The following table summarizes deferred policy acquisition costs and related data for the years shown.

                                 1997           1996           1995
    Deferred, beginning
     of year              $ 11,325,356   $ 11,436,728   $ 10,634,476

    Acquisition costs deferred:
      Commissions              312,000        845,000      1,838,000
      Other expenses           274,000        431,000        532,000
      Total                    586,000      1,276,000      2,370,000

      Interest accretion       425,000        408,000        338,000
      Amortization
       charged to income    (1,735,636)    (1,795,372)    (1,905,748)
      Net amortization      (1,310,636)    (1,387,372)    (1,567,748)

      Change for the year     (724,636)      (111,372)       802,252

    Deferred, end of year $ 10,600,720   $ 11,325,356   $ 11,436,728

    The following table reflects the components of the income statement for the line item Commissions and amortization of deferred policy acquisition costs:

                                 1997           1996           1995
    Net amortization of
     deferred policy
     acquisition costs     $  1,310,636   $  1,387,372   $  1,567,748
    Commissions               2,305,729      2,837,513      3,339,905

    Total                  $  3,616,365    $ 4,224,885   $  4,907,653

    Estimated net amortization expense of deferred policy acquisition costs for the next five years is as follows:

                                    Interest                     Net
                                   Accretion  Amortization  Amortization

     1998                        $   403,000$   1,530,000    $ 1,127,000
     1999                            365,000    1,359,000        994,000
     2000                            330,000    1,211,000        881,000
     2001                            299,000    1,082,000        783,000
     2002                            270,000      969,000        699,000


I. COST OF INSURANCE ACQUIRED - When an insurance company is acquired, the Company assigns a portion of its cost to the right to receive future cash flows from insurance contracts existing at the date of the acquisition. The cost of policies purchased represents the actuarially determined present value of the projected future cash flows from the acquired policies. . Cost of Insurance Acquired is amortized with interest in relation to expected future profits, including direct charge-offs for any excess of the unamortized asset over the projected future profits.. The interest rates utilized in the amortization calculation are 9% on approximately 24% of the balance and 15% on the remaining balance. The interest rates vary due to differences in the blocks of business. The amortization is adjusted retrospectively when estimates of current or future gross profits to be realized from a group of products are revised.

                                    1997           1996           1995
    Cost of insurance acquired,
     beginning of year         $ 47,536,812   $ 59,601,720   $ 64,111,475
     Interest accretion           6,288,402      6,649,203      7,044,239
     Amortization                (8,815,762)   (12,339,272)   (11,553,994)
     Net amortization            (2,527,360)    (5,690,069)    (4,509,755)
     Balance attributable
      to coinsurance
      agreement                           0     (6,374,839)             0
    Cost of insurance
     acquired, end of year     $ 45,009,452   $ 47,536,812   $ 59,601,720

     Estimated net amortization expense of cost of insurance acquired for the next five years is as follows:

                                    Interest                            Net
                                   Accretion     Amortization  Amortization

     1998                       $  6,427,000     $  8,696,000  $  2,269,000
     1999                          6,090,000        7,688,000     1,598,000
     2000                          5,851,000        7,229,000     1,378,000
     2001                          5,649,000        7,229,000     1,580,000
     2002                          5,008,000        6,569,000     1,561,000

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

K.   PROPERTY AND EQUIPMENT - Company-
     occupied property, data processing equipment and furniture and office equipment are stated at cost less accumulated depreciation of $1,375,105 and $1,014,683 at December 31, 1997 and 1996,
     respectively. Depreciation is computed on a straight-line basis for financial reporting purposes using estimated useful lives of three to thirty years. Depreciation expense was $360,422 and $277,567 for the years ended December 31, 1997 and 1996, respectively.

L.   FUTURE   POLICY   BENEFITS  AND  EXPENSES  -  The  liabilities   for
     traditional life insurance and accident and health insurance policy benefits are computed using a net level method. These liabilities include assumptions as to investment yields, mortality, withdrawals, and other assumptions based on the life insurance subsidiaries'
     experience adjusted to reflect anticipated trends and to include provisions for possible unfavorable deviations. The Company makes these assumptions at the time the contract is issued or, in the case of contracts acquired by purchase, at the purchase date. Benefit reserves for traditional life insurance policies include certain deferred profits on limited-payment policies that are being recognized in income over the policy term. Policy benefit claims are charged to expense in the period that the claims are incurred. Current mortality rate assumptions are based on 1975-80 select and ultimate tables. Withdrawal rate assumptions are based upon Linton B or Linton C, which are industry standard actuarial tables for forecasting assumed policy lapse rates.

     Benefit reserves for universal life insurance and interest sensitive life insurance products are computed under a retrospective deposit method and represent policy account balances before applicable surrender charges. Policy benefits and claims that are charged to expense include benefit claims in excess of related policy account balances. Interest crediting rates for universal life and interest sensitive products range from 5.0% to 6.0% in 1997, 1996 and 1995.

M. POLICY AND CONTRACT CLAIMS - Policy and contract claims include provisions for reported claims in process of settlement, valued in accordance with the terms of the policies and contracts, as well as provisions for claims incurred and unreported based on prior experience of the Company.

N. PARTICIPATING INSURANCE - Participating business represents 29% and 30% of the ordinary life insurance in force at December 31, 1997 and 1996, respectively. Premium income from participating business represents 50%, 52%, and 55% of total premiums for the years ended December 31, 1997, 1996 and 1995, respectively. The amount of dividends  to  be  paid  is  determined  annually  by  the  respective insurance subsidiary's Board of Directors. Earnings allocable to participating policyholders are based on legal requirements that vary by state.

O. INCOME TAXES - Income taxes are reported under Statement of Financial Accounting Standards Number 109. Deferred income taxes are recorded to reflect the tax consequences on future periods of differences between the tax bases of assets and liabilities and their financial reporting amounts at the end of each such period.

P.   BUSINESS SEGMENTS - The  Company
     operates principally in the individual life insurance business.

Q. EARNINGS PER SHARE - Earnings per share are based on the weighted average number of common shares outstanding during each year, RETROACTIVELY ADJUSTED TO GIVE EFFECT TO ALL STOCK SPLITS. IN ACCORDANCE WITH STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 128, THE COMPUTATION OF DILUTED EARNINGS PER SHARE IS NOT SHOWN SINCE THE COMPANY HAS A LOSS FROM CONTINUING OPERATIONS IN EACH PERIOD PRESENTED, AND ANY ASSUMED CONVERSION, EXERCISE, OR CONTINGENT ISSUANCE OF SECURITIES WOULD HAVE AN ANTIDILUTIVE EFFECT ON EARNINGS PER. DURING 1997, 1996, AND 1995 RESPECTIVELY, THE COMPANY HAD NO DILUTIVE IINSTRUMENTS.

R. CASH EQUIVALENTS - The Company considers certificates of deposit and other short-term instruments with an original purchased maturity of three months or less cash equivalents.

S.   RECLASSIFICATIONS   -   Certain  prior  year   amounts   have   been
     reclassified   to   conform   with  the   1997   presentation.    Such
     reclassifications had no effect on previously reported net loss, total assets, or shareholders' equity.

T. REINSURANCE - In the normal course of business, the Company seeks to limit its exposure to loss on any single insured and to recover a portion of benefits paid by ceding reinsurance to other insurance enterprises or reinsurers under excess coverage and coinsurance contracts. The Company retains a maximum of $125,000 of coverage per individual life.

     Amounts paid or deemed to have been paid for reinsurance contracts are recorded as reinsurance receivables. Reinsurance receivables is recognized in a manner consistent with the liabilities relating to the underlying reinsured contracts. The cost of reinsurance related to long-duration contracts is accounted for over the life of the underlying reinsured policies using assumptions consistent with those used to account for the underlying policies.

2.  SHAREHOLDER DIVIDEND RESTRICTION

At December 31, 1997, substantially all of consolidated shareholders' equity represents net assets of UTG's subsidiaries. The payment of cash dividends to shareholders is not legally restricted. However, insurance company dividend payments are regulated by the state insurance department where the company is domiciled. UTI is the ultimate parent of UG through ownership of several intermediary holding companies. UG can not pay a dividend directly to UII due to the ownership structure. UG's dividend limitations are described below without effect of the ownership structure.

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


3.  INCOME TAXES

Until 1984, the insurance companies were taxed under the provisions of the Life Insurance Company Income Tax Act of 1959 as amended by the Tax Equity and Fiscal Responsibility Act of 1982. These laws were superseded by the Deficit Reduction Act of 1984. All of these laws are based primarily upon statutory results with certain special deductions and other items available only to life insurance companies. Under the provision of the pre-1984 life insurance company income tax regulations, a portion of "gain from operations" of a life insurance company was not subject to current taxation but was accumulated, for tax purposes, in a special tax memorandum account designated as "policyholders' surplus account". Federal income taxes will become payable on this account at the then current tax rate when and if distributions to shareholders, other than stock dividends and other limited exceptions, are made in excess of the accumulated previously taxed income maintained in the "shareholders surplus account".

The following table summarizes the companies with this situation and the maximum amount of income that has not been taxed in each.

                  Shareholders'     Untaxed
    Company          Surplus        Balance

     ABE        $    5,237,958  $    1,149,693
     APPL            5,417,825       1,525,367
     UG             27,760,313       4,363,821
     USA                     0               0

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

Life insurance company taxation is based primarily upon statutory results with certain special deductions and other items available only to life insurance companies. Income tax expense consists of the following components:

                              1997              1996        1995
    Current tax expense      $      5,400  $  (148,148)   $     1,897
    Deferred tax expense(credit)  566,599   (4,495,813)    (4,726,689)
                             $    571,999  $(4,643,961)   $(4,724,792)

The Companies have net operating loss carryforwards for federal income tax purposes expiring as follows:

                   UG             FCC
     2004  $            0 $      163,334
     2005               0        138,765
     2006       2,400,574         33,345
     2007         782,452        676,067
     2008         939,977          4,595
     2009               0        168,800
     2010               0         19,112
     2012       2,970,692              0
    TOTAL  $    7,093,695 $    1,204,018

The  Company  has  established a deferred tax asset of $2,904,200  for  its
operating   loss  carryforwards  and  has  established  an   allowance   of
$2,904,200.

The expense or (credit) for income taxes differed from the amounts computed by applying the applicable United States statutory rate of 35% to the loss before taxes as a result of the following differences:

                                    1997           1996           1995
Tax computed at statutory rate  $ (168,382)  $ (2,381,055)  $ (4,194,523)
Changes in taxes due to:
 Cost in excess of net
  assets purchased                  54,250         64,848         60,594
 Current year loss for
  which no benefit realized      1,039,742              0              0
 Benefit of prior losses          (324,705)     (2,393,395)      (598,563)
 Other                             (28,906)         65,641          7,700
Income tax expense (credit)     $  571,999   $  (4,643,961) $  (4,724,792)

The following table summarizes the major components that comprise the deferred tax liability as reflected in the balance sheets:

                                            1997            1996
    Investments                        $  (228,027)    $  (122,251)
    Cost of insurance acquired          15,753,308      16,637,883
    Deferred policy acquisition costs    3,710,252       3,963,875
    Agent balances                         (23,954)        (65,609)
    Property and equipment                 (19,818)        (37,683)
    Discount of notes                      896,113         922,766
    Management/consulting fees            (573,182)       (733,867)
    Future policy benefits              (4,421,038)     (5,906,087)
    Other liabilities                     (756,482)     (1,151,405)
    Federal tax DAC                     (2,179,487)     (1,916,536)
    Deferred tax liability           $  12,157,685   $  11,591,086

4.  ANALYSIS OF INVESTMENTS, INVESTMENT INCOME AND INVESTMENT GAIN

A. NET INVESTMENT INCOME - The following table reflects net investment income by type of investment:
                                             December 31,
                                   1997           1996          1995

Fixed maturities and fixed
 maturities held for sale    $ 12,677,348  $ 13,326,312   $ 13,253,122
Equity securities                  87,211        88,661         52,445
Mortgage loans                    802,123     1,047,461      1,257,189
Real estate                       745,502       794,844        975,080
Policy loans                      976,064     1,121,538      1,041,900
Short-term investments             70,624        21,423         21,295
Other                             721,866       724,771        620,954
Total consolidated investment
 income                        16,080,738    17,125,010     17,221,985
Consolidated net investment
 income                      $ 14,882,677  $ 15,902,107   $ 15,497,547

At December 31, 1997, the Company had a total of $5,797,000 of investments, comprised of $3,848,000 in real estate and $1,949,000 in equity securities, which did not produce income during 1997.

The following table summarizes the Company's fixed maturity holdings and investments held for sale by major classifications:


                                                 Carrying Value
                                              1997            1996

Investments held for sale:
  Fixed maturities                      $   1,668,630   $   1,961,166
  Equity securities                         3,001,744       1,794,405
Fixed maturities:
  U.S. Government, government agencies
   and authorities                         28,259,322      28,554,631
  State, municipalities and political
   subdivisions                            22,778,816      14,421,735
  Collateralized mortgage obligations      11,093,926      13,246,781
  Public utilities                         47,984,322      51,821,989
  All other corporate bonds                70,853,947      71,891,649
                                        $ 185,640,707   $ 183,692,356

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

  The following table summarizes by category securities held that are below investment grade at amortized cost:

Below Investment
Grade Investments                 1997           1996            1995
 State,Municipalities
  and political
  subdivisions          $            0  $      10,042  $            0
Public Utilities                80,497        117,609         116,879
Corporate                      656,784        813,717         819,010
Total                   $      737,281  $     941,368  $      935,889

B.     INVESTMENT SECURITIES

  The amortized cost and estimated market values of investments in securities including investments held for sale are as follows:

                            Cost or      Gross        Gross      Estimated
                            Amortized   Unrealized   Unrealized    Market
1997                          Cost        Gains        Losses       Value

Investments Held for Sale:
  U.S. Government and
  govt. agencies and
  authorities          $    1,448,202  $         0   $   (5,645) $  1,442,557
States, municipalities
  and political subdivisions   35,000          485            0        35,485
Collateralized mortgage
  obligations                       0            0            0             0
Public utilties                80,169          328            0        80,497
All other corporate bonds     108,927        1,164            0       110,091
                            1,672,298        1,977       (5,645)    1,668,630
Equity securities           3,184,357      176,508     (359,121)    3,001,744
Total                  $    4,856,655  $   178,485   $ (364,766) $  4,670,374

Held to Maturity Securities:
 U.S. Government
  and govt. agencies
  and authorities      $   28,259,322  $   415,419   $  (51,771) $ 28,622,970
 States, municipalities
  and political
  subdivisions             22,778,816      672,676       (1,891)   23,449,601
 Collateralized mortgage
  obligations              11,093,926      210,435      (96,714)   11,207,647
Public utilities           47,984,322    1,241,969      (84,754)   49,141,537
All other
 corporate bonds           70,853,947    1,599,983      (93,117)   72,360,813
Total                  $  180,970,333 $  4,140,482  $  (328,247) $184,782,568

                               Cost or     Gross         Gross       Estimated
                              Amortized   Unrealized    Unrealized     Market
1996                            Cost        Gains         Losses        Value

Investments Held for Sale:
 U.S. Government and govt.
  agencies & authorities    $  1,461,068  $         0    $ (17,458) $ 1,443,609
 States, municipalities
  and political subdivisions     145,199          665       (6,397)     139,467
 Collateralized mortgage
  obligations                          0            0            0            0
 Public utilities                119,970          363         (675)     119,658
All other corporate bonds        258,424        4,222       (4,215)     258,432
                               1,984,661        5,250      (28,745)   1,961,166
Equity securities              2,086,159       37,000     (328,754)   1,794,405
Total                     $    4,070,820 $     42,250   $ (357,499) $ 3,755,571

Held to Maturity Securities:
 U.S. Government and govt.
  agencies & authorities  $   28,554,631 $    421,523   $ (136,410) $28,839,744
 States, municipalities
  and political subdivisions  14,421,735      318,682      (28,084)  14,712,333
 Collateralized mortgage      13,246,780      175,163     (157,799)  13,264,145
 Public utilities             51,821,990      884,858     (381,286)  52,325,561
 All other corporate bonds    71,881,649    1,240,230     (448,437)  72,673,442
 Total                    $  179,926,785 $  3,040,456  $(1,152,016)$181,815,225

  The amortized cost of debt securities at December 31, 1997, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

 Fixed Maturities Held for Sale                                  Estimated
   December 31, 1997                            Amortized          Market
                                                  Cost             Value

Due in one year or less                    $       83,927    $      84,952
Due after one year through five years           1,533,202        1,528,211
Due after five years through ten years             55,169           55,467
Due after ten years                                     0                0
Collateralized mortgage obligation                      0                0
Total                                      $    1,672,298    $   1,668,630

                                                                Estimated
Fixed Maturities Held to Maturity               Amortized         Market
   December 31, 1997                               Cost           Value

Due in one year or less                    $   15,023,173    $  15,003,728
Due after one year through five years         118,849,668      120,857,201
Due after five years through ten years         30,266,228       31,726,265
Due after ten years                             5,737,338        5,987,726
Collateralized mortgage obligations            11,093,926       11,207,648
Total                                      $  180,970,333    $ 184,782,568

  An analysis of sales, maturities and principal repayments of the Company's fixed maturities portfolio for the years ended December 31, 1997, 1996 and 1995 is as follows:

                                   Cost or      Gross        Gross    Proceeds
                                  Amortized    Realized    Realized     from
Year ended December 31, 1997          Cost      Gains       Losses      Sale

Scheduled principal repayments,
   calls and tenders:
     Held for sale            $     299,390  $       931   $  (9,661)$   290,660
     Held to maturity            21,467,552       21,435        (722) 21,488,265
Sales:
      Held for sale                       0            0           0           0
      Held to maturity                    0            0           0           0
Total                         $  21,766,942  $    22,366   $ (10,383) 21,778,925

                                 Cost or        Gross         Gross    Proceeds
                                Amortized      Realized     Realized     from
Year ended December 31, 1996        Cost         Gains       Losses      Sale

Scheduled principal repayments,
   calls and tenders:
     Held for sale          $     699,361   $     6,035  $     (813) $   704,583
     Held to maturity          20,900,159        13,469    (192,146)  20,721,482
Sales:
      Held for sale               517,111             0      (2,658)             514,453
      Held to maturity         18,735,848        81,283     (80,519)  18,736,612
Total                       $  40,852,479   $   100,787  $ (276,136) $40,677,130

                                   Cost or     Gross      Gross     Proceeds
                                 Amortized    Realized   Realized     from
Year ended December 31, 1995       Cost        Gains      Losses      Sale

Scheduled principal repayments,
   calls and tenders:
     Held for sale            $     621,461  $        0  $  (1,849) $    619,612
     Held to maturity            16,383,921     125,740   (244,521)   16,265,140
Sales:
      Held for sale                       0           0          0             0
      Held to maturity                    0           0          0             0
Total                         $  17,005,382  $  125,740 $ (246,370) $ 16,884,752

C.INVESTMENTS ON DEPOSIT - At December 31, 1997, investments carried at approximately $17,801,000 were on deposit with various state insurance departments.


5.  DISCLOSURES ABOUT FAIR VALUES OF FINANCIAL INSTRUMENTS

The financial statements include various estimated fair value information at December 31, 1997 and 1996, as required by Statement of Financial Accounting Standards 107, Disclosure about Fair Value of Financial Instruments ("SFAS 107"). Such information, which pertains to the Company's financial instruments, is based on the requirements set forth in that Statement and does not purport to represent the aggregate net fair value of the Company.

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

(f)  Short-term investments

For short-term instruments, the carrying amount is a reasonable estimate of fair value. Short-term instruments represent United States Government Treasury Bills and certificates of deposit with various banks that are protected under FDIC.

(g)  Notes and accounts receivable and uncollected premiums

The Company holds a $840,066 note receivable for which the determination of fair value is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. Accounts receivable and uncollected premiums are primarily insurance contract related receivables which are determined based upon the underlying insurance liabilities and added reinsurance amounts, and thus are excluded for the purpose of fair value disclosure by paragraph 8(c) of SFAS 107.

(h)  Notes payable

For borrowings under the senior loan agreement, which is subject to floating rates of interest, carrying value is a reasonable estimate of fair value. For subordinated borrowings fair value was determined based on the borrowing rates currently available to the Company for loans with similar terms and average maturities.

The estimated fair values of the Company's financial instruments required to be valued by SFAS 107 are as follows as of December 31:

                               1997                         1996
                                    Estimated                    Estimated
                      Carrying         Fair          Carrying        Fair
Assets                  Amount         Value           Amount        Value

Fixed maturities  $ 180,970,333  $ 184,782,568  $ 179,926,785  $ 181,815,225
Fixed maturities
 held for sale        1,668,630      1,668,630      1,961,166      1,961,166
Equity securities     3,001,744      3,001,744      1,794,405      1,794,405
Mortgage loans on
 real estate          9,469,444      9,837,530     11,022,792     11,022,792
Policy loans         14,207,189     14,207,189     14,438,120     14,438,120
Short-term
 investments          1,798,878      1,798,878        430,983        430,983
Investment in
 real estate          9,760,732      9,760,732      9,779,984      9,779,984
Real estate acquired
 in satisfaction of
 debt                 1,724,544      1,724,544      1,724,544      1,724,544
Notes receivable      1,680,066      1,569,603      1,680,066      1,566,562

Liabilities
Notes payable        19,081,602     18,539,301     19,839,853     18,671,155

6.  STATUTORY EQUITY AND GAIN FROM OPERATIONS

The Company's insurance subsidiaries are domiciled in Ohio, Illinois and West Virginia and prepare their statutory-based financial statements in accordance with accounting practices prescribed or permitted by the respective insurance department. These principles differ significantly from generally accepted accounting principles. "Prescribed" statutory accounting practices include state laws, regulations, and general administrative rules, as well as a variety of publications of the National Association of Insurance Commissioners ("NAIC"). "Permitted" statutory accounting practices encompass all accounting practices that are not prescribed; such practices may differ from state to state, from company to company within a state, and may change in the future. The NAIC currently is in the process of codifying statutory accounting practices, the result of which is expected to constitute the only source of "prescribed" statutory accounting practices. Accordingly, that project, which has not yet been completed, will likely change prescribed statutory accounting practices and may result in changes to the accounting practices that insurance enterprises use to prepare their statutory financial statements. UG's total statutory shareholders' equity was $10,997,365 and $10,226,566 at December 31, 1997 and 1996, respectively. The Company's insurance subsidiaries reported combined statutory gain from operations (exclusive of intercompany dividends) was $3,978,000, $10,692,000 and $4,076,000 for
1997, 1996 and 1995, respectively.


7.  REINSURANCE

Reinsurance contracts do not relieve the Company from its obligations to policyholders. Failure of reinsurers to honor their obligations could result in losses to the Company. The Company evaluates the financial condition of its reinsurers to minimize its exposure to significant losses from reinsurer insolvencies.

The Company assumes risks from, and reinsures certain parts of its risks with other insurers under yearly renewable term and coinsurance agreements that are accounted for by passing a portion of the risk to the reinsurer. Generally, the reinsurer receives a proportionate part of the premiums less commissions and is liable for a corresponding part of all benefit payments. While the amount retained on an individual life will vary based upon age and mortality prospects of the risk, the Company generally will not carry more than $125,000 individual life insurance on a single risk.

The Company has reinsured approximately $1.022 billion, $1.109 billion and $1.088 billion in face amount of life insurance risks with other insurers for 1997, 1996 and 1995, respectively. Reinsurance receivables for future policy benefits were $37,814,106 and $38,745,093 at December 31, 1997 and 1996, respectively, for estimated recoveries under reinsurance treaties. Should any reinsurer be unable to meet its obligation at the time of a claim, obligation to pay such claim would remain with the Company.

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

The  Company  does not have any short-duration reinsurance contracts.   The
effect of the Company's long-duration reinsurance contracts on premiums earned in 1997, 1996 and 1995 was as follows:

                                Shown in Thousands
                         1997           1996          1995
                       Premiums       Premiums      Premiums
                         Earned         Earned         Earned
Direct              $    33,374     $   35,891      $  38,482
Assumed                       0              0              0
Ceded                    (4,735)        (4,947)        (5,383)
Net premiums        $    28,639     $   30,944      $  33,099


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

Under the insurance guaranty fund laws in most states, insurance companies doing business in a participating state can be assessed up to prescribed limits for policyholder losses incurred by insolvent or failed insurance companies. Although the Company cannot predict the amount of any future assessments, most insurance guaranty fund laws currently provide that an assessment may be excused or deferred if it would threaten an insurer's financial strength. Mandatory assessments may be partially recovered through a reduction in future premium tax in some states. The Company does not believe such assessments will be materially different from amounts already provided for in the financial statements.

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


9.  RELATED PARTY TRANSACTIONS

UII has a service agreement with USA which states that USA is to pay UII monthly fees equal to 22% of the amount of collected first year premiums, 20% in second year and 6% of the renewal premiums in years three and after. UII's subcontract agreement with UTI states that UII is to pay UTI monthly fees equal to 60% of collected service fees from USA as stated above.

USA paid $989,295, $1,567,891 and $2,015,325 under their agreement with UII for 1997, 1996 and 1995, respectively. UII paid $593,577, $940,734 and
$1,209,195 under their agreement with UTI for 1997, 1996 and 1995, respectively.

Respective domiciliary insurance departments have approved the agreements of the insurance companies and it is Management's opinion that where applicable, costs have been allocated fairly and such allocations are based upon generally accepted accounting principles. The costs paid by UTG for services include costs related to the production of new business, which are deferred as policy acquisition costs and charged off to the income statement through "Amortization of deferred policy acquisition costs". Also included are costs associated with the maintenance of existing policies that are charged as current period costs and included in "general expenses".

On July 31,1997, the Company entered into employment agreements with eight individuals, all officers or employees of the Company. The agreements have a term of three years, excepting the agreements with Mr. Ryherd and Mr. Melville, which have five-year terms. The agreements secure the services of these key individuals, providing the Company a stable management environment and positioning for future growth.


10.   DEFERRED COMPENSATION PLAN

UTI and FCC established a deferred compensation plan during 1993 pursuant to which an officer or agent of FCC, UTI or affiliates of UTI, could defer a portion of their income over the next two and one-half years in return for a deferred compensation payment payable at the end of seven years in the amount equal to the total income deferred plus interest at a rate of approximately 8.5% per annum and a stock option to purchase shares of common stock of UTI. At the beginning of the deferral period an officer or agent received an immediately exercisable option to purchase 2,300 shares of UTI common stock at $17.50 per share for each $25,000 ($10,000 per year for two and one-half years) of total income deferred. The option expires on December 31, 2000. A total of 105,000 options were granted in 1993 under this plan. As of December 31, 1997 no options were exercised. At December 31, 1997 and 1996, the Company held a liability of $1,376,384 and $1,267,598, respectively, relating to this plan. At December 31, 1997, UTI common stock had a bid price of $8.00 and an ask price of $9.00 per share.

The following information applies to deferred compensation plan stock options outstanding at December 31, 1997:

  Number outstanding                       105,000
  Exercise price                            $17.50
  Remaining contractual life               3 years



11.  REVERSE STOCK SPLIT OF FCC

On May 13, 1997, FCC effected a 1 for 400 reverse stock split. Fractional shares received a cash payment on the basis of $.25 for each old share.
FCC maintained a significant number of shareholder accounts with less than $100 of market value of stock. The reverse stock split enabled these smaller shareholders to receive cash for their shares without incurring broker costs and will save the Company administrative costs associated with maintaining these small accounts.


12.  NOTES PAYABLE

At  December 31, 1997 and 1996, the Company has $19,081,602 and $19,839,853
in long-term debt outstanding, respectively. The debt is comprised of the following components:

                                    1997            1996
Senior debt                   $   6,900,000    $  8,400,000
Subordinated 10 yr. notes         5,746,774       6,209,293
Subordinated 20 yr. notes         4,034,828       3,830,560
Other notes payable               2,400,000       1,400,000
                              $  19,081,602    $ 19,839,853

A.  Senior debt

The senior debt is through First of America Bank - Illinois NA and is subject to a credit agreement. The debt bears interest at a rate equal to the "base rate" plus nine-sixteenths of one percent. The Base rate is defined as the floating daily, variable rate of interest determined and announced by First of America Bank from time to time as its "base lending rate." The base rate at December 31, 1997 was 8.5%. Interest is paid quarterly. Principal payments of $1,000,000 are due in May of each year beginning in 1997, with a final payment due May 8, 2005. On November 8, 1997, the Company prepaid the May 1998 principal payment.

The credit agreement contains certain covenants with which the Company must comply. These covenants contain provisions common to a loan of this type and include such items as; a minimum consolidated net worth of FCC to be no less than 400% of the outstanding balance of the debt; Statutory capital and surplus of Universal Guaranty Life Insurance Company be maintained at no less than $6,500,000; an earnings covenant requiring the sum of the pre-tax earnings of Universal Guaranty Life Insurance Company and its subsidiaries (based on Statutory Accounting Practices) and the after-tax earnings plus non-cash charges of FCC (based on parent only GAAP practices) shall not be less than two hundred percent (200%) of the Company's interest expense on all of its debt service. The Company is in compliance with all of the covenants of the agreement.

B.  Subordinated debt

The subordinated debt was incurred June 16, 1992 as a part of the acquisition of the now dissolved Commonwealth Industries Corporation,
(CIC). The 10-year notes bear interest at the rate of 7 1/2% per annum, payable semi-annually beginning December 16, 1992. These notes, except for one $840,000 note, provide for principal payments equal to 1/20th of the principal balance due with each interest installment beginning December 16, 1997, with a final payment due June 16, 2002. The aforementioned $840,000 note provides for a lump sum principal payment due June 16, 2002. In June 1997, the Company refinanced a $204,267 subordinated 10-year note as a subordinated 20-year note bearing interest at the rate of 8.75% per annum. The repayment terms of the refinanced note are the same as the original subordinated 20 year notes. The original 20-year notes bear interest at the rate of 8 1/2% per annum on $3,397,620 and 8.75% per annum on $504,962 (of which the $204,267 note refinanced in the current year is included), payable semi-annually with a lump sum principal payment due June 16, 2012.

C.  Other notes payable

United Income, Inc. holds two promissory notes receivable totaling $850,000 due from FCC. Each note bears interest at the rate of 1% over prime as published in the Wall Street Journal, with interest payments due quarterly. Principal of $150,000 is due upon the maturity date of June 1, 1999, with the remaining principal payment of $700,000 becoming due upon the maturity date of May 8, 2006.

United Trust, Inc. holds three promissory notes receivable totaling $1,550,000 due from FCC. Each note bears interest at the rate of 1% over prime as published in the Wall Street Journal, with interest payments due quarterly. Principal of $250,000 is due upon the maturity date of June 1, 1999, with the remaining principal payment of $1,300,000 becoming due upon maturity in 2006.

Scheduled principal reductions on the Company's debt for the next five years is as follows:

              Year      Amount

              1998   $   516,504
              1999     1,916,504
              2000     1,516,504
              2001     1,516,504
              2002     2,356,504


13.  OTHER CASH FLOW DISCLOSURES

On  a cash basis, the Company paid $1,658,703, $1,700,973 and $1,934,326 in interest expense for the years 1997, 1996 and 1995, respectively. The Company paid $57,277, $17,634 and $25,821 in federal income tax for 1997, 1996 and 1995, respectively.

One of the Company's insurance subsidiaries ("UG") entered into a coinsurance agreement with Park Avenue Life Insurance Company ("PALIC") at September 30, 1996. At closing of the transaction, UG received a coinsurance credit of $28,318,000 for policy liabilities covered under the agreement. UG transferred assets equal to the credit received. This transfer included policy loans of $2,855,000 associated with policies under the agreement and a net cash transfer of $19,088,000 after deducting the ceding commission due UG of $6,375,000. To provide the cash required to be transferred under the agreement, the Company sold $18,737,000 of fixed maturity investments.


14.  NON-RECURRING WRITE DOWN OF VALUE OF AGENCY FORCE ACQUIRED

During the year-ended December 31, 1995, the Company recognized a non-recurring write down of $8,297,000 on its value of agency force acquired The write down released $2,904,000 of the deferred tax liability and $3,327,000 was attributed to minority interest in loss of consolidated subsidiaries. In addition, equity loss of investees was negatively impacted by $542,000. The effect of this write down resulted in an increase in the net loss of $2,608,000. This write down is directly related to the Company's change in distribution systems. Due to the broker agency force not meeting management's expectations and lack of production, the Company has changed its focus from a primarily broker agency distribution system to a captive agent system. With the change in focus, most of the broker agents were terminated and therefore, management re-evaluated the value of the agency force carried on the balance sheet. For purposes of the write-down, the broker agency force has no future expected cash flows and therefore warranted a write-off of the value. The write down is reported as a separate line item "non-recurring write down of value of agency force acquired" and the release of the deferred tax liability is reported in the credit for income taxes payable in the Statement of
Operations. In addition, the impact to minority interest in loss of consolidated subsidiaries and equity loss of investees is in the Statement of Operations.


15.  CONCENTRATION OF CREDIT RISK

The Company maintains cash balances in financial institutions that at times may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.


16.  NEW ACCOUNTING STANDARDS

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

18.   PROPOSED MERGER

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

19.   SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                   1997
                            1st             2nd            3rd             4th
Premiums and policy
 fees, net             $  7,926,386  $   7,808,782  $  6,639,394   $  6,264,683
Net investment income     3,859,875      3,839,519     3,691,584      3,491,699
Total revenues           11,781,878     11,687,887    10,216,109      9,664,744
Policy benefits
 including dividends      7,718,015      6,861,699     6,467,739      6,007,718
Commissions and
 amortization of
 DAC and COI              1,670,854      1,174,116     1,727,317      1,571,438
Operating and
 interest expense         2,884,663      3,084,239     2,778,435      1,885,475
Operating income(loss)     (491,654)       567,833      (757,382)       200,113
Net income (loss)           (23,565)        27,351      (512,444)      (414,719)
Net income (loss) per
 share                      (235.65)        273.51     (5,124.44)     (4,147.19)

                                                   1996
                                1st            2nd           3rd            4th

Premiums and policy
 fees, net             $  7,637,503  $   8,514,175  $  7,348,199   $  7,444,581
Net investment income     3,974,407      3,930,487     4,002,258      3,994,955
Total revenues           12,513,692     12,187,077    11,331,283     10,444,059
Policy benefits
 including dividends      6,528,760      7,083,803     8,378,710      8,334,759
Commissions and
 amortization
 of DAC and COI           2,567,921      2,298,549     1,734,048      3,314,436
Operating and
 interest expense         3,616,660      3,072,535     3,685,600        910,771
Operating income(loss)     (198,649)      (267,810)   (2,467,075)    (3,869,480)
Net income (loss)           268,675        (93,640)   (1,563,817)      (271,915)
Net income (loss)
 per share                 2,686.75        (936.40)   (15,638.17)     (2,719.15)

                                                     1995
                                1st            2nd           3rd             4th

Premiums and policy
 fees, net             $  8,703,332  $   9,507,694  $  7,868,803   $  7,018,707
Net investment income     3,857,562      3,849,212     3,757,605      3,918,933
Total revenues           13,385,477     12,566,391    11,514,869     11,130,583
Policy benefits
 including dividends      8,097,830      9,113,933     5,978,795      6,665,206
Commissions and
 amortization of
 DAC and COI             2,451,030       2,860,032     3,044,057      1,459,141
Operating and
 interest expenses       3,449,062       2,742,174     2,498,472      3,924,966
Operating income (loss)   (612,445)     (2,149,748)       (6,455)    (9,215,704)
Net income (loss)           95,608      (1,305,599)      126,751     (4,237,636)
Net income (loss) per
 share                      956.08      (13,055.99)     1,267.51     (42,376.60)

UNITED TRUST GROUP, INC.
SUMMARY OF INVESTMENTS - OTHER THAN
INVESTMENTS IN RELATED PARTIES
As of December 31, 1997                                          Schedule I


  Column A                               Column B    Column C     Column D

                                                                 Amount at
                                                                Which Shown
                                                                 in Balance
                                           Cost        Value       Sheet

Fixed maturities:
Bonds:
 United States Goverment and
   government agencies and authorities $28,259,322 $ 28,622,970 $ 28,259,322
 State, municipalities, and political
   subdivisions                         22,778,816   23,449,601   22,778,816
 Collateralized mortgage obligations    11,093,926   11,207,647   11,093,926
 Public utilities                       47,984,322   49,141,537   47,984,322
 All other corporate bonds              70,853,947   72,360,813   70,853,947
Total fixed maturities                 180,970,333 $184,782,568  180,970,333

Investments held for sale:
 Fixed maturities:
  United States Goverment and
   government agencies and authorities   1,448,202 $ 1 ,442,557    1,442,557
  State, municipalities, and political
   subdivisions                             35,000       35,485       35,485
Public utilities                            80,169       80,496       80,496
All other corporate bonds                  108,927      110,092      110,092
                                         1,672,298  $ 1,668,630    1,668,630

Equity securities:
 Banks, trusts and insurance companies   2,473,969  $ 2,167,368    2,167,368
 All other corporate securities            710,388      834,376      834,376
                                         3,184,357  $ 3,001,744    3,001,744


Mortgage loans on real estate            9,469,444                 9,469,444
Investment real estate                   9,760,732                 9,760,732
Real estate acquired in satisfaction of  1,724,544                 1,724,544
Policy loans                            14,207,189                14,207,189
Short-term investments                   1,798,878                 1,798,878
  Total investments                   $222,787,775              $222,601,494

UNITED TRUST GROUP, INC.
CONDENSED FINANCIAL INFORMATION OF
REGISTRANT PARENT ONLY BALANCE SHEETS
As of December 31, 1997 and 1996                                 Schedule II


                                                        1997         1996

ASSETS

Investment in affiliates                           $ 34,683,168  $ 35,548,414
Cash and cash equivalents                                25,980        39,529
Notes receivable from affiliate                       9,781,602    10,039,853
Accrued interest income                                  34,455        35,202
   Total Assets                                    $ 44,525,205  $ 45,662,998



LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Notes payable                                    $  9,635,257  $ 10,009,853
  Notes payable to affiliate                            146,345        30,000
  Income taxes payable                                    5,175         6,663
  Accrued interest payable                               34,455        35,202
  Other liabilities                                     413,429       452,263
      Total liabilities                              10,234,661    10,533,981



Shareholders' equity:
  Common stock                                       45,926,705    45,926,705
  Unrealized depreciation of investments held for sale  (41,708)     (126,612)
  Accumulated deficit                               (11,594,453)  (10,671,076)
     Total shareholders' equity                      34,290,544    35,129,017
     Total liabilities and shareholders' equity    $ 44,525,205  $ 45,662,998

UNITED TRUST GROUP, INC.
CONDENSED FINANCIAL INFORMATION OF
REGISTRANT PARENT ONLY STATEMENTS OF OPERATIONS
Three Years Ended December 31, 1997                       Schedule II



                                     1997        1996        1995

Revenues:

  Interest income from affiliates $ 782,892 $   792,046 $   790,334
  Other income                       37,641      34,600      31,774
                                    820,533     826,646     822,108


Expenses:

  Interest expense                  776,230     789,496     787,784
  Interest expense to affiliates      6,662       2,550       2,550
  Operating expenses                  5,585       4,624       3,341
                                    788,477     796,670     793,675

  Operating income                   32,056      29,976      28,433

  Provision for income taxes         (5,362)     (4,664)     (3,221)
  Equity in loss of subsidiaries   (950,071)  (1,686,009) (5,346,088)
     Net loss                   $  (923,377)$ (1,660,697$ (5,320,876)

UNITED TRUST GROUP, INC.
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
PARENT ONLY STATEMENTS OF CASH FLOWS
Three Years Ended December 31, 1997                           Schedule II


                                                    1997       1996       1995

Increase (decrease) in cash and cash equivalents
Cash flows from operating activities:
   Net loss                               $ (923,377) $(1,660,697) $ (5,320,876)
   Adjustments to reconcile net loss to
    net cash provided by operating
    activities:
  Equity in loss of subsidiaries              950,071   1,686,009     5,346,088
  Change in accrued interest income               747           0          (167)
  Change in accrued interest payable             (747)          0           167
  Change in income taxes payable               (1,488)      3,442         3,221
  Change in other liabilities                 (38,834)   (139,256)      (96,843)
Net cash used in operating activities         (13,628)   (110,502)      (68,410)

Cash flows from investing activities:
  Proceeds for fractional shares from reverse
   stock split of subsidiary                       79           0             0
  Purchase of stock of affiliates                   0     (95,000)         (200)
Net cash provided by (used in) investing           79     (95,000)         (200)

Cash flows from financing activities:
  Receipt of principal on notes receivable
   from affiliate                             258,252           0             0
  Payments of principal on notes payable     (258,252)          0             0
  Capital contribution from affiliates              0     200,000       100,000
Net cash provided by financing activities           0     200,000       100,000

Net increase (decrease) in cash and cash      (13,549)     (5,502)       31,390
Cash and cash equivalents at beginning of year 39,529      45,031        13,641
Cash and cash equivalents at end of year   $   25,980  $   39,529  $     45,031

UNITED TRUST GROUP, INC.
REINSURANCE
As of December 31, 1997 and the year ended December 31, 1997    Schedule IV







   Column A  Column B      Column C      Column D      Column E     Column F

                                                                    Percentage
                            Ceded to      Assumed                    of amount
                             other       from other                 assumed to
             Gross amount   companies    companies*    Net amount      net




Life insurance in force
           $3,691,867,000 $1,022,458,000 $1,079,885,000 $3,749,294,000  28.8%



Premiums and policy fees:

Life insurance
           $  33,133,414 $     4,681,928 $            0 $   28,451,486   0.0%

Accident and health insurance
                 240,536          52,777              0        187,759   0.0%

           $  33,373,950 $     4,734,705 $            0  $  28,639,245   0.0%



* All assumed business represents the Company's participation in the Servicemen's Group Life Insurance Program (SGLI).

UNITED TRUST GROUP, INC.
REINSURANCE
As of December 31, 1996 and the year ended December 31, 1996       Schedule IV







   Column A    Column B      Column C      Column D      Column E     Column F


                                                                      Percentage
                             Ceded to      Assumed                    of amount
                               other      from other                  assumed to
             Gross amount   companies     companies*    Net amount      net



Life insurance in force
          $ 3,952,958,00 $ 1,108,534,00 $ 1,271,766,00 $ 4,116,190,00   30.9%

Premiums and policy fees:

 Life insurance
          $  35,633,232  $    4,896,896 $            0 $   30,736,336    0.0%

 Accident and health insurance
                258,377          50,255              0        208,122    0.0%

          $  35,891,609  $    4,947,151 $            0 $   30,944,458    0.0%


* All assumed business represents the Company's participation in the Servicemen's Group Life Insurance Program (SGLI).

UNITED TRUST GROUP, INC.
REINSURANCE
As of December 31, 1995 and the year ended December 31, 1995        Schedule IV


   Column A   Column B      Column C      Column D      Column E     Column F

                                                                     Percentage
                            Ceded to      Assumed                     of amount
                             other      from other                   assumed to
           Gross amount    companies    companies*     Net amount        net

Life insurance in force
         $ 4,207,695,000 $ 1,087,774,000 $ 1,039,517,000 $ 4,159,438,000   25.0%

Premiums and policy fees:

 Life insurance
         $    38,233,190 $     5,330,351 $             0 $    32,902,839    0.0%

 Accident and Health Insurance
                 248,448          52,751               0         195,697    0.0%

           $  38,481,638 $     5,383,102 $             0 $    33,098,536    0.0%


* All assumed business represents the Company's participation in the Servicemen's Group Life Insurance Program (SGLI).

UNITED TRUST GROUP, INC.
VALUATION AND QUALIFYING ACCOUNTS
For the years ended December 31, 1997, 1996 and 1995             Schedule V

                           Balance at    Additions
                           Beginning     Charges                  Balances at
  Description              Of Period     and Expenses Deductions  End of Period


December 31, 1997

Allowance for doubtful accounts -
    mortgage loans        $   10,000   $         0    $        0   $    10,000


December 31, 1996

Allowance for doubtful accounts -
    mortgage loans        $   10,000   $         0    $        0   $    10,000


December 31, 1995

Allowance for doubtful accounts -
    mortgage loans        $   26,000   $         0    $   16,000   $    10,000