Form 10-Q/A
period 1998-06-30
UNITED INCOME INC
filed 1999-01-28
CIK 863138

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



     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No []

The number of shares outstanding of the registrant's common stock as of July 31, 1998, was 1,391,919.

                            UNITED INCOME, INC.
                              (The "Company")

                             TABLE OF CONTENTS




Part 1:  Financial Information                                     3


 Balance  Sheets as of June 30, 1998 and  December  31, 1997       3


 Statements of Operations for the six and three  months
 ended June 30, 1998 and 1997                                      4


 Statement of Changes in Shareholders' Equity  for  the
 period ended June 30,1998                                         5


 Statements  of  Cash Flows for the  six  months  ended
 June 30, 1998 and 1997                                            6


 Notes to Financial Statements                                     7


 Management's  Discussion  and  Analysis  of  Financial
 Condition and Results of Operations                              15



Part II - Other Information                                       21


 Item 5.  Other information                                       21


 Item 6.  Exhibits                                                21


 Signatures                                                       22

                      PART 1.  FINANCIAL INFORMATION
                       Item 1.  Financial Statements

                            UNITED INCOME, INC.

                               Balance Sheet

                                           June 30,   December 31,
                                             1998        1997
ASSETS

Cash and cash equivalents               $   639,086 $   710,897
Mortgage loans                              170,803     121,520
Notes receivable from affiliate             864,100     864,100
Accrued interest income                      12,308      12,068
Property and equipment
(net of accumulated
depreciation $94,065 and $93,648)               653       1,070
Investment in affiliates                 11,212,204  11,060,682
Receivable from affiliates                   25,800      23,192
Other assets (net of accumulated
amortization $157,318 and $138,810)          27,750      46,258
Total assets                           $ 12,952,704$ 12,839,787




LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities and accruals:
Convertible debentures                  $   902,300 $   902,300
Other liabilities                             1,415       1,534
Total liabilities                           903,715     903,834


Shareholders' equity:
Common stock - no par value,
  stated value $.033 per share.
Authorized 2,310,001 shares -
1,391,919 and 1,391,919 shares
issued after deducting treasury
shares of 177,590 and 177,590                45,934      45,934
Additional paid-in capital               15,242,365  15,242,365
Unrealized depreciation of investments
  held for sale of affiliate               (236,965)    (19,603)
Accumulated deficit                      (3,002,345) (3,332,743)
Total shareholders' equity               12,048,989  11,935,953
Total liabilities and shareholders'
 Equity                                $ 12,952,704$ 12,839,787

                             See accompanying notes
                                       3

                             UNITED INCOME, INC.

                           Statement of Operations


                          Three Months Ended    Six Months Ended
                          June 30,   June 30,   June 30,   June 30,
                            1998       1997       1998       1997

Revenues:

Interest income         $   12,220 $    2,680 $   23,771 $    5,339
Interest income
 from affiliates            20,708     20,171     41,196     40,127
Service agreement income
 from affiliate            197,581    287,596    434,939    581,691
Other income
 from affiliates            19,962     23,214     37,916     49,161
                           250,471    333,661    537,822    676,318



Expenses:

Management fee
 to affiliates             116,226    247,558    258,641    474,015
Operating expenses          10,203      9,682     60,343     60,000
Interest expense            21,429     21,430     42,859     42,296
                           147,858    278,670    361,843    576,311
Income before provision
Income before
 provision for income
 taxes and equity income
 of investees              102,613     54,991    175,979    100,007
Provision for income
 taxes                           0          0          0          0
Equity in income
 of investees              122,608     29,950    154,419     40,506

Net income              $  225,221 $   84,941 $  330,398 $  140,513


Basic earnings per
 share from continuing
   operations and
    net income          $     0.16 $     0.06 $     0.24 $     0.10

Diluted earnings per
 share from continuing
   operations and
    net income          $     0.17 $    0.07  $     0.26 $     0.13


BASIC WEIGHTED
 AVERAGE SHARES
  OUTSTANDING            1,391,919 1,392,019   1,391,919  1,392,074

DILUTED WEIGHTED
 AVERAGE SHARES
  OUTSTANDING            1,428,242 1,428,342   1,428,242  1,428,397

                            See accompanying notes

                            UNITED INCOME, INC.
               STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                     FOR THE PERIOD ENDED JUNE 30,1998

COMMON STOCK
  BALANCE, BEGINNING
   OF YEAR                 $    45,934
  ISSUED DURING
   YEAR                              0
  PURCHASE TREASURY
   STOCK                             0
  BALANCE, END
   OF PERIOD                    45,934

ADDITIONAL PAID-IN CAPITAL
  BALANCE, BEGINNING
   OF YEAR                  15,242,365
  ISSUED DURING
   YEAR                              0
  PURCHASE TREASURY
   STOCK                             0
  BALANCE, END
   OF PERIOD                15,242,365

RETAINED EARNINGS
 (ACCUMULATED DEFICIT)
  BALANCE, BEGINNING
   OF YEAR                  (3,332,743)
  NET INCOME                   330,398 $ 330,398
  BALANCE, END
   OF PERIOD                (3,002,345)

ACCUMULATED OTHER
 COMPREHENSIVE INCOME
  BALANCE, BEGINNING
   OF YEAR                     (19,603)
  UNREALIZED DEPRECIATION
   ON SECURITIES                        (217,362)
  FOREIGN CURRENCY TRANSLATION
   ADJUSTMENTS                                 0
  MINIMUM PENSION LIABILITY
   ADJUSTMENT                                  0
  OTHER COMPREHENSIVE
   INCOME                     (217,362) (217,362)
  COMPREHENSIVE
   INCOME                              $ 113,036
  BALANCE, END
   OF PERIOD                  (236,965)

TOTAL SHAREHOLDER'S EQUITY,
 END OF PERIOD            $ 12,048,989

                           See accompanying notes

                           UNITED INCOME, INC.

                         Statement of Cash Flows

                                        Six Months Ended
                                          June 30,  June 30,
                                            1998      1997

Decrease in cash and cash equivalents
Cash flows from operating activities:
Net income                              $ 330,398 $ 140,513
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization              18,925    19,267
Accretion of discount on mortgage loan       (131)     (133)
Equity in (income) loss of investees     (154,419)  (40,506)
Changes in assets and liabilities:
Change in accrued interest income            (240)       74
Change in receivable from affiliates       (2,608)   54,010
Change in other liabilities                  (119)     (364)
Net cash provided by operating
 Activities                               191,806   172,861


Cash flows from investing activities:
Payment for fractional shares
  from reverse stock split                      0    (2,128)
Purchase of investments in affiliates     (25,832)  (16,765)
Purchase of note receivable              (188,633)        0
Issuance of mortgage loan                 (50,000)        0
Payments received on mortgage loans           848       784
Net cash used in investing activities    (263,617)  (18,109)


Net increase (decrease) in
  cash and cash equivalents               (71,811)  154,752
Cash and cash equivalents
  at beginning of period                  710,897   439,676
Cash and cash equivalents at end
 of period                              $ 639,086 $ 594,428

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

                             For the YTD period ended June 30, 1998
                                   Income          Shares         Per-Share
                                 (Numerator)     (Denominator)       Amount

BASIC EPS
Income  available to common
 shareholders                     $  330,398         1,391,919    $  0.24

EFFECT OF DILUTIVE SECURITIES
Convertible debentures                42,859             36,092
Options                                                     231

DILUTED EPS
Income  available to common
shareholders and assumed
 conversions                         373,257          1,428,242    $  0.26

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

DILUTED EPS
Income  available to common
shareholders and assumed
 conversions                         246,650         1,428,242    $  0.17




                             For the YTD period ended June 30, 1997
                                   Income          Shares         Per-Share
                                 (Numerator)     (Denominator)       Amount

BASIC EPS
Income available to common
 shareholders                     $  140,513         1,392,074    $  0.10

EFFECT OF DILUTIVE SECURITIES
Convertible debentures                42,296            36,092
Options                                                    231

DILUTED EPS
Income  available to common
shareholders and assumed conversions 182,809         1,428,397    $  0.13

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

DILUTED EPS
Income  available to common
shareholders and assumed
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

8.  SUMMARIZED FINANCIAL INFORMATION OF UNITED TRUST GROUP, INC.

The following provides summarized financial information for UII's 50% or less owned affiliate:

                                    June 30,         December 31,
                                      1998               1997

ASSETS
Total investments              $ 217,656,349     $ 222,601,494
Cash and cash equivalents         22,604,773        15,763,639
Cost of insurance acquired        43,724,400        45,009,452
Other assets                      63,403,300        64,576,450
     TOTAL ASSETS              $ 347,388,822     $ 347,951,035

     LIABILITIES AND SHAREHOLDERS' EQUITY
Policy liabilities             $ 268,451,035     $ 268,237,887
Notes payable                     18,172,841        19,081,602
Deferred taxes                    11,935,314        12,157,685
Other liabilities                  4,289,108         4,053,293
     TOTAL LIABILITIES           302,848,298       303,530,467
Minority interests in
 consolidated subsidiaries        10,055,297        10,130,024

Shareholders' equity
Common stock no par value         46,577,216        45,926,705
Authorized 10,000 shares - 100 issued
Unrealized depreciation of
 investments in stocks              (504,180)          (41,708)
Accumulated deficit              (11,587,809)      (11,594,453)
     TOTAL SHAREHOLDERS' EQUITY   34,485,227        34,290,544
     TOTAL LIABILITIES AND
      SHAREHOLDERS' EQUITY     $ 347,388,822     $ 347,951,035

                          Three Months Ended          Six Months Ended
                               June 30,                   June 30,
                         1998          1997           1998          1997

Premium and policy
 fees, net of
   reinsurance     $    7,111,079 $   7,808,782  $  14,342,560 $  15,735,168
Net investment income   3,797,376     3,839,519      7,535,481     7,699,394
Other                    (471,495)       39,586       (360,363)       35,203
                       10,436,960    11,687,887     21,517,678    23,469,765
Benefits, claims
 and settlement
  expenses              6,287,460     6,861,699     13,114,500    14,579,714
Other expenses          4,195,406     4,258,355      8,502,934     8,813,872
                       10,482,866    11,120,054     21,617,434    23,393,586
Income (loss) before income tax
 and minority interest    (45,906)      567,833        (99,756)       76,179

Income tax (provision)
 credit                    95,045     (477,295)        198,538       (18,222)

Minority interest
 income of consolidated
  subsidiaries            (73,806)     (63,187)        (92,138)      (54,171)
Net income (loss)  $      (24,667) $    27,351   $       6,644 $       3,786



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

THE   FASB   HAS  ISSUED  SFAS  133  ENTITLED,  ACCOUNTING  FOR  DERIVATIVE
INSTRUMENTS AND HEDGING ACTIVITIES, WHICH IS EFFECTIVE FOR ALL FISCAL QUARTERS OF FISCAL YEARS BEGINNING AFTER JUNE 15, 1999. SFAS 133 REQUIRES THAT AN ENTITY RECOGNIZE ALL DERIVATIVES AS EITHER ASSETS OR LIABILITIES IN THE STATEMENT OF FINANCIAL POSITION AND MEASURE THOSE INSTRUMENTS AT FAIR VALUE. IF CERTAIN CONDITIONS ARE MET, A DERIVATIVE MAY BE SPECIFICALLY DESIGNATED AS A SPECIFIC TYPE OF EXPOSURE HEDGE. THE ACCOUNTING FOR CHANGES IN THE FAIR VALUE OF A DERIVATIVE DEPENDS ON THE INTENDED USE OF THE DERIVATIVE AND THE RESULTING DESIGNATION. THE ADOPTION OF SFAS 133 IS NOT EXPECTED TO HAVE A MATERIAL EFFECT ON OUR FINANCIAL POSITION OR RESULTS OF OPERATIONS, SINCE THE COMPANY HAS NO DERIVATIVE OR HEDGING TYPE INVESTMENTS.
                                  14

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

THE   FASB   HAS  ISSUED  SFAS  133  ENTITLED,  ACCOUNTING  FOR  DERIVATIVE
INSTRUMENTS AND HEDGING ACTIVITIES, WHICH IS EFFECTIVE FOR ALL FISCAL QUARTERS OF FISCAL YEARS BEGINNING AFTER JUNE 15, 1999. SFAS 133 REQUIRES THAT AN ENTITY RECOGNIZE ALL DERIVATIVES AS EITHER ASSETS OR LIABILITIES IN THE STATEMENT OF FINANCIAL POSITION AND MEASURE THOSE INSTRUMENTS AT FAIR VALUE. IF CERTAIN CONDITIONS ARE MET, A DERIVATIVE MAY BE SPECIFICALLY DESIGNATED AS A SPECIFIC TYPE OF EXPOSURE HEDGE. THE ACCOUNTING FOR CHANGES IN THE FAIR VALUE OF A DERIVATIVE DEPENDS ON THE INTENDED USE OF THE DERIVATIVE AND THE RESULTING DESIGNATION. THE ADOPTION OF SFAS 133 IS NOT EXPECTED TO HAVE A MATERIAL EFFECT ON OUR FINANCIAL POSITION OR RESULTS OF OPERATIONS, SINCE THE COMPANY HAS NO DERIVATIVE OR HEDGING TYPE INVESTMENTS.
                                   20

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





                            UNITED INCOME, INC.
                               (Registrant)










Date:   January 15, 1999           By   /s/ James E. Melville
                                     James E. Melville
                                     President, Chief Operating Officer
                                        and Director








Date:   January 15, 19998          By   /s/ Theodore C. Miller
                                     Theodore C. Miller
                                     Senior Vice President and Chief
                                        Financial Officer