Form 10-K
period 1998-12-31
UNITED INCOME INC
filed 1999-03-29
CIK 863138

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D. C.  20549

                              FORM 10-K

           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                 THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1998 Commission File Number 0-18540

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X].

At March 12, 1999, the Registrant had outstanding 1,391,919 shares of Common Stock, stated value $.033 per share.

DOCUMENTS INCORPORATED BY REFERENCE:  None

                            UNITED INCOME, INC.
                                 FORM 10-K
                       YEAR ENDED DECEMBER 31, 1998


                             TABLE OF CONTENTS


PART I                                                              3

ITEM 1.  BUSINESS                                                   3

ITEM 2.  PROPERTIES                                                11

ITEM 3.  LEGAL PROCEEDINGS                                         11

ITEM 4.  SUBMISSION OF MATTERS OF A VOTE OF SECURITY HOLDERS       12

PART II                                                            12

ITEM 5.  MARKET FOR COMPANY'S COMMON STOCK AND RELATED
         SECURITY HOLDERS MATTERS                                  12

ITEM 6.  SELECTED FINANCIAL DATA                                   13

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS                       14

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA               28

ITEM 9.  DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
         AND FINANCIAL DISCLOSURE                                  44

PART III                                                           44

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF UII                  44

ITEM 11.  EXECUTIVE COMPENSATION UII                               46

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT OF UII                                        50

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS           52

PART IV                                                            55

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
          ON FORM 8-K                                              55

                                     PART I

ITEM 1.  BUSINESS

FORWARD-LOOKING INFORMATION

Any forward-looking statement contained herein or in any other oral or written statement by the company or any of its officers, directors or employees is qualified by the fact that actual results of the company may differ materially from those projected in forward-looking statements. Additional information concerning factors that could cause actual results to differ from those in the forward-looking statements is contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations."


OVERVIEW

United Income, Inc. (the "Registrant") was incorporated in 1987 under the laws of the State of Ohio to serve as an insurance holding company. The Registrant and its affiliates (the "Company") have only one significant industry segment - insurance. The Company's dominant business is individual life insurance which includes the servicing of existing insurance business in force, the solicitation of new individual life insurance, and the acquisition of other companies in the insurance business.


At December 31, 1998, the affiliates of the Registrant were as depicted on the following organizational chart:

                      ORGANIZATIONAL CHART
                    AS OF DECEMBER 31, 1998

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

The holding companies within the group, UTI, UII, UTG and FCC, are all life insurance holding companies. These companies became members of the same affiliated group through a history of acquisitions in which life insurance companies were involved. The focus of the holding companies is the acquisition of other companies in the insurance business and management of the insurance subsidiaries. The companies have no activities outside the life insurance focus.

The insurance companies of the group, UG, USA, APPL and ABE, all operate in the individual life insurance business. The primary focus of these companies has been the servicing of existing insurance business in force and the solicitation of new insurance business.


HISTORY

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

On March 25, 1997, the Board of Directors of UTI and UII voted to recommend to the shareholders a merger of the two companies. Under the Plan of Merger, UTI would be the surviving entity with UTI issuing one share of its stock for each share held by UII shareholders. Neither UTI nor UII have
any  other  significant  holdings  or  business  dealings.   The  Board  of
Directors of each company thus concluded a merger of the two companies would be in the best interests of the shareholders. The merger will result in certain cost savings, primarily related to costs associated with maintaining a corporation in good standing in the states in which it transacts business. Additionally, the merger will further simplify the group's holding company system making it easier to understand for outside parties, including current investors, potential investors and lenders. A vote of the shareholders of UTI and UII regarding the proposed merger is anticipated to occur sometime during the second quarter of 1999.

On November 20, 1998, First Southern Funding, LLC., a Kentucky corporation, ("FSF") and affiliates acquired 929,904 shares of common stock of United Trust, Inc., an Illinois corporation, ("UTI") from UTI and certain UTI shareholders. As consideration for the shares, FSF paid UTI $10,999,995 and certain shareholders of UTI $999,990 in cash.

UTI has granted, for nominal consideration, an irrevocable, exclusive option to FSF to purchase up to 1,450,000 shares of UTI common stock for a purchase price in cash equal to $15.00 per share, with such option to expire on July 1, 2001. UTI has also caused three persons designated by FSF to be appointed, as part of the maximum of 11, to the Board of Directors of UTI.

Following the above transactions, and together with shares of UTI acquired in the market, FSF and affiliates own 1,073,577 shares of UTI common stock (43.1%) becoming the largest shareholder of UTI. Through the shares acquired and options owned, FSF can ultimately own over 51% of UTI. Mr. Jesse T. Correll is the majority shareholder of FSF, which is an affiliate of First Southern Bancorp, Inc., a bank holding company that owns a bank that operates out of 14 locations in central Kentucky.

This transaction provides the Company with increased opportunities. The additional capitalization has enabled UTI to significantly reduce its outside debt and has enhanced its ability to make future acquisitions through increased borrowing power and financial strength. Many synergies exist between the Company and First Southern Funding and its affiliates. The potential for cross selling of services to each customer base is currently being explored. Legislation is currently pending that would eliminate many of the barriers currently existing between banks and insurance companies. Such alliances are already being formed within the two industries. Management believes this transaction positions the Company for continued growth and competitiveness into the future as the financial industry changes.


PRODUCTS

The Company's portfolio consists of two universal life insurance products. Universal life insurance is a form of permanent life insurance that is characterized by its flexible premiums, flexible face amounts, and unbundled pricing factors. The primary universal life insurance product is referred to as the "Century 2000". This product was introduced to the marketing force in 1993 and has become the cornerstone of current marketing. This product has a minimum face amount of $25,000 and currently credits 5.5% interest with a guaranteed rate of 4.5% in the first 20 years and 3% in years 21 and greater. The policy values are subject to a $4.50 monthly policy fee, an administrative load and a premium load of 6.5% in all years. The premium and administrative loads are a general expense charge, which is added to a policy's net premium to cover the insurer's cost of doing business. A premium load is assessed upon the receipt of a premium payment. An administrative load is a monthly maintenance charge. The administrative load and surrender charge are based on the issue age, sex and rating class of the policy. A surrender charge is effective for the first 14 policy years. In general, the surrender charge is very high in the early years and then declines to zero at the end of 14 years. Policy loans are available at 7% interest in advance. The policy's accumulated fund will be credited the guaranteed interest rate in relation to the amount of the policy loan.

The second universal life product referred to as the "UL90A", has a minimum face amount of $25,000. The administrative load is based on the issue age, sex and rating class of the policy. Policy fees vary from $1 per month in the first year to $4 per month in the second and third years and $3 per month each year thereafter. The UL90A currently credits 5% interest with a 4.5% guaranteed interest rate. Partial withdrawals, subject to a remaining minimum $500 cash surrender value and a $25 fee, are allowed once a year after the first duration. Policy loans are available at 7% interest in advance. The policy's accumulated fund will be credited the guaranteed interest rate in relation to the amount of the policy loan. Surrender charges are based on a percentage of target premium starting at 120% for years 1-5 then grading downward to zero in year 15. This policy contains a guaranteed interest credit bonus for the long-term policyholder. From years 10 through 20, additional interest bonuses are earned with a total in the twentieth year of 1.375%. The bonus is credited from the policy issue date and is contractually guaranteed.

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

The Company markets other products, none of which is significant to operations. The Company has a variety of policies in force different from those which are currently being marketed. Interest sensitive products including universal life and excess interest whole life ("fixed premium UL") account for 50% of the insurance in force. Approximately 34% of the insurance in force is participating business, which represents policies under which the policyowner shares in the insurance companies statutory divisible surplus. The Company's average persistency rate for its policies in force for 1998 and 1997 has been 89.9% and 89.4%, respectively. The Company does not anticipate any material fluctuations in these rates in the future that may result from competition.

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


MARKETING

The Company markets its products through separate and distinct agency forces. The Company has approximately 45 captive agents who actively write new business, and 15 independent agents who primarily service their existing customers. No individual sales agent accounted for over 10% of the Company's premium volume in 1998. The Company's sales agents do not have the power to bind the Company.

Marketing is based on a referral network of community leaders and shareholders of UII and UTI. Recruiting of sales agents is also based on the same referral network. New sales are marketed by UG and USA through their agency forces using prepared presentation materials and personal computer illustrations when appropriate. Current marketing efforts are primarily focused on the Midwest region.

USA is licensed in Illinois, Indiana and Ohio. During 1998, Ohio accounted for 96% of USA's direct premiums collected.

ABE  is  licensed  in  Alabama, Arizona, Illinois, Indiana,  Louisiana  and
Missouri.   During 1998, Illinois and Indiana accounted for  45%  and  33%, respectively of ABE's direct premiums collected.

APPL is licensed in Alabama, Arizona, Arkansas, Colorado, Georgia, Illinois, Indiana, Kansas, Kentucky, Louisiana, Missouri, Montana, Nebraska, Ohio, Oklahoma, Pennsylvania, Tennessee, Utah, Virginia, West Virginia and Wyoming. During 1998, West Virginia accounted for 96% of APPL's direct premiums collected.

UG is licensed in Alabama, Arizona, Arkansas, Colorado, Delaware, Florida, Georgia, Idaho, Illinois, Indiana, Iowa, Kansas, Kentucky, Louisiana, Massachusetts, Michigan, Minnesota, Mississippi, Missouri, Montana, Nebraska, Nevada, New Mexico, North Carolina, North Dakota, Ohio, Oklahoma, Oregon, Pennsylvania, Rhode Island, South Carolina, South Dakota, Tennessee, Texas, Utah, Virginia, Washington, West Virginia and Wisconsin. During 1998, Illinois accounted for 32%, and Ohio accounted for 12% of direct premiums collected. No other state accounted for more than 7% of direct premiums collected in 1998.

In 1998, $35,899,905 of total direct premium was collected by USA, ABE, APPL and UG. Ohio accounted for 32%, Illinois accounted for 21%, and West Virginia accounted for 10% of total direct premiums collected.

New business production has decreased 43% from 1996 to 1997 and 39% from 1997 to 1998. Several factors have had a significant impact on new business production. Over the last two years there has been the possibility of a change in control of UTI. In September of 1996, an agreement was reached effecting a change in control of UTI to an unrelated party. The transaction did not materialize. On November 20, 1998, UTI closed on a transaction with First Southern Funding, LLC in which First Southern became the largest shareholder of UTI. These events, and the uncertainty surrounding each event, have hurt the insurance companies' ability to attract and maintain sales agents. In addition, increased competition for consumer dollars from other financial institutions, product Illustration guideline changes by State Insurance Departments, and a decrease in the total number of insurance sales agents in the industry, have all had an impact, given the relatively small size of the Company.

The Company is currently in a position where it must increase its new business writings or look at measures to reduce costs associated with new business production to a level more in line with the current level of production. In late 1998, A.M. Best Company, a leading insurance industry rating agency, increased two levels its rating assigned to UG, the Company's largest insurance subsidiary, from a C++ to a B. This rating change should aid in the agents selling ability although to what extent is currently unknown.


UNDERWRITING

The underwriting procedures of the insurance subsidiaries are established by management. Insurance policies are issued by the Company based upon underwriting practices established for each market in which the Company operates. Most policies are individually underwritten. Applications for insurance are reviewed to determine additional information required to make an underwriting decision, which depends on the amount of insurance applied for and the applicant's age and medical history. Additional information may include inspection reports, medical examinations, and statements from doctors who have treated the applicant in the past and, where indicated, special medical tests. After reviewing the information collected, the Company either issues the policy as applied for or with an extra premium charge because of unfavorable factors or rejects the application. Substandard risks may be referred to reinsurers for full or partial reinsurance of the substandard risk.

The Company's insurance subsidiaries require blood samples to be drawn with individual insurance applications for coverage over $45,000 (age 46 and above) or $95,000 (ages 16-45). Blood samples are tested for a wide range of chemical values and are screened for antibodies to the HIV virus. Applications also contain questions permitted by law regarding the HIV virus which must be answered by the proposed insureds.


RESERVES

The applicable insurance laws under which the insurance subsidiaries operate require that each insurance company report policy reserves as liabilities to meet future obligations on the policies in force. These reserves are the amounts which, with the additional premiums to be received and interest thereon compounded annually at certain assumed rates, are calculated in accordance with applicable law to be sufficient to meet the various policy and contract obligations as they mature. These laws specify that the reserves shall not be less than reserves calculated using certain mortality tables and interest rates.

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

Benefit reserves for universal life insurance and interest sensitive life insurance products are computed under a retrospective deposit method and represent policy account balances before applicable surrender charges. Policy benefits and claims that are charged to expense include benefit claims in excess of related policy account balances. Interest crediting rates for universal life and interest sensitive products range from 4.5% to 5.5% in 1998 and 5.0% to 6.0% in 1997 and 1996.

REINSURANCE

As is customary in the insurance industry, the insurance affiliates cede insurance to other insurance companies under reinsurance agreements. Reinsurance agreements are intended to limit a life insurer's maximum loss on a large or unusually hazardous risk or to obtain a greater diversification of risk. The ceding insurance company remains primarily liable with respect to ceded insurance should any reinsurer be unable to meet the obligations assumed by it. However, it is the practice of insurers to reduce their exposure to loss to the extent that they have been reinsured with other insurance companies. The Company sets a limit on the amount of insurance retained on the life of any one person. The Company will not retain more than $125,000, including accidental death benefits, on any one life. At December 31, 1998, the Company had insurance in force of $3.536 billion of which approximately $924 million was ceded to reinsurers.

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

One of the Company's insurance subsidiaries (UG) entered into a coinsurance agreement with First International Life Insurance Company ("FILIC") as of September 30, 1996. Under the terms of the agreement, UG ceded to FILIC substantially all of its paid-up life insurance policies. Paid-up life insurance generally refers to non-premium paying life insurance policies. A.M. Best assigned FILIC a Financial Performance Rating (FPR) of 7 (Strong) on a scale of 1 to 9. A.M. Best assigned a Best's Rating of A++ (Superior) to The Guardian Life Insurance Company of America ("Guardian"), parent of FILIC, based on the consolidated financial condition and operating performance of the company and its life/health subsidiaries. During 1997, FILIC changed its name to Park Avenue Life Insurance Company ("PALIC"). The agreement with PALIC accounts for approximately 65% of the reinsurance receivables of UTG as of December 31, 1998.


INVESTMENTS

At December 31, 1998, substantially all of the assets of UII represent investments in or receivables from affiliates. UII does own two mortgage loans as of December 31, 1998. The mortgage loans are in good standing. Interest income was derived from mortgage loans and cash and cash equivalents.


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

GOVERNMENT REGULATION

UII's insurance affiliates are assessed contributions by life and health guaranty associations in almost all states to indemnify policyholders of failed companies. In several states the company may reduce premium taxes paid to recover a portion of assessments paid to the states' guaranty fund association. This right of "offset" may come under review by the various states, and the company cannot predict whether and to what extent legislative initiatives may affect this right to offset. Also, some state guaranty associations have adjusted the basis by which they assess the cost of insolvencies to individual companies. The Company believes that its reserve for future guaranty fund assessments is sufficient to provide for assessments related to known insolvencies. This reserve is based upon management's current expectation of the availability of this right of offset, known insolvencies and state guaranty fund assessment bases. However, changes in the basis whereby assessments are charged to individual companies and changes in the availability of the right to offset assessments against premium tax payments could materially affect the company's results.

Currently, the Company's insurance subsidiaries are subject to government regulation in each of the states in which they conduct business. Such regulation is vested in state agencies having broad administrative power dealing with all aspects of the insurance business, including the power to:
(i) grant and revoke licenses to transact business; (ii) regulate and supervise trade practices and market conduct; (iii) establish guaranty associations; (iv) license agents; (v) approve policy forms; (vi) approve premium rates for some lines of business; (vii) establish reserve requirements; (viii) prescribe the form and content of required financial statements and reports; (ix) determine the reasonableness and adequacy of statutory capital and surplus; and (x) regulate the type and amount of permitted investments. Insurance regulation is concerned primarily with the protection of policyholders. The Company cannot predict the impact of any future proposals, regulations or market conduct investigations. The Company's insurance subsidiaries, USA, UG, APPL and ABE are domiciled in the states of Ohio, Ohio, West Virginia and Illinois, respectively.

The insurance regulatory framework continues to be scrutinized by various states, the federal government and the National Association of Insurance Commissioners ("NAIC"). The NAIC is an association whose membership consists of the insurance commissioners or their designees of the various states. The NAIC has no direct regulatory authority over insurance companies. However, its primary purpose is to provide a more consistent method of regulation and reporting from state to state. This is accomplished through the issuance of model regulations, which can be adopted by individual states unmodified, modified to meet the state's own needs or requirements, or dismissed entirely.

Most states also have insurance holding company statutes which require registration and periodic reporting by insurance companies controlled by other corporations licensed to transact business within their respective jurisdictions. The insurance subsidiaries are subject to such legislation and registered as controlled insurers in those jurisdictions in which such registration is required. Statutes vary from state to state but typically require periodic disclosure, concerning the corporation, that controls the registered insurers and all subsidiaries of such corporation. In addition, prior notice to, or approval by, the state insurance commission of material intercorporate transfers of assets, reinsurance agreements, management agreements (see Note 6 in the Notes to the Financial Statements), and payment of dividends (see Note 2 in the Notes to the Financial Statements) in excess of specified amounts by the insurance subsidiary, within the holding company system, are required.

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

At year-end 1998, the insurance companies had one ratio outside the normal range. The ratio is related to the decrease in premium income. The ratio fell outside the normal range the last three years. A primary cause for the decrease in premium revenues is related to the potential change in control of UTI over the last two years to two different parties. During September of 1996, it was announced that control of UTI would pass to an unrelated party, but the transaction did not materialize. In February
1998, an announcement was made regarding negotiations with a different unrelated party, First Southern Funding LLC, for the change in control of UTI. In November 1998, the change in control with this second party was completed. Please refer to the Notes to the Financial Statements for additional information. The possible changes and resulting uncertainties have hurt the insurance companies' ability to recruit and maintain sales agents. The industry has experienced a downward trend in the total number of agents who sell insurance products, and competition for the top sales producers has intensified.

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

  * Or, 2.5 with negative trend.

At December 31, 1998, each of the insurance subsidiaries has a Ratio that is in excess of 4, which is 400% of the authorized control level; accordingly, the insurance subsidiaries meet the RBC requirements.

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

The Clinton Administration has recently proposed tax changes that would affect the insurance industry. One proposal is to require recapture of untaxed profits on policyholder surplus accounts. Between 1959 and 1983, stock life insurance companies deferred tax on a portion of their profits. These untaxed profits were added to a policyholders surplus account ("PSA"). In 1984, Congress precluded life insurance companies from continuing to defer taxes on any future profits. The Clinton Administration argues that there is no continuing justification for permitting stock life insurance companies to defer tax on profits that were earned between 1959 and 1983. Accordingly, the stock life companies would be required to include in their gross income over ten years their PSA balances. The second proposal modifies rules for capitalizing policy acquisition costs on the grounds that life insurance companies generally only capitalize a fraction of their actual policy acquisition costs. This modification would increase the current capitalization percentages. Either of these changes would be onerous to the Company and to the insurance industry as a whole. The outcome and timing of these proposals cannot be anticipated at this time.

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

A task force of the NAIC is currently undertaking a project to codify a comprehensive set of statutory insurance accounting rules and regulations. Project results were recently approved by the NAIC with an implementation date of January 1, 2001. Individual states in which the Company does business must implement these new rules for them to become effective. Specific recommendations have been set forth in papers issued by the NAIC. The NAIC continues to modify and amend these papers. The Company is monitoring the process, and is not aware of any new requirements that would result in a material financial impact on the Company's financial position or results of operations. The Company will continue to monitor this issue as changes and new proposals are made.


EMPLOYEES

UII has no employees of its own. There are approximately 90 persons who are employed by the Company's affiliates.


ITEM 2.  PROPERTIES

The Company leases approximately 1,951 square feet of office space at 2500 Corporate Exchange Drive, Suite 345, Columbus, Ohio 43231. The lease expires June 30, 1999 with annual lease rent of $23,000 unadjusted for additional rent for the Company's pro rata share of building taxes, operating expenses and management expenses. Under the current lease agreement, the Company will pay a minimum of $18,000 through the remaining term of the lease. The lease contains no renewal or purchase option clause. The leased space cannot be sublet without written approval of lessor. Rent expense for 1998, 1997 and 1996 was approximately $36,000, $65,000 and $61,000, respectively.


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

ITEM 4.  SUBMISSION OF MATTERS OF A VOTE OF SECURITY HOLDERS

None


                                  PART II


ITEM 5.  MARKET FOR COMPANY'S COMMON STOCK AND RELATED SECURITY HOLDERS
         MATTERS


As of March 12, 1999, there was no established public trading market for the Company's common stock. The Company's common stock is not listed on any exchange.

The Company has no current plans to pay dividends on its common stock and intends to retain all earnings for investment in and growth of the Company's business. The payment of future dividends, if any, will be determined by the Board of Directors in light of existing conditions, including the Company's earnings, financial condition, business conditions and other factors deemed relevant by the Board of Directors. See Note 2 in the accompanying financial statements for information regarding dividend restrictions.

On May 13, 1997, UII effected a 1 for 14.2857 reverse stock split. Fractional shares received a cash payment on the basis of $.70 for each old share. Prior period numbers have been restated to give effect of the reverse stock split.

Number of Common Shareholders as of March 12, 1999 is 6,453.

ITEM 6.  SELECTED FINANCIAL DATA

                                FINANCIAL HIGHLIGHTS
                      (000's omitted, except per share data)
                  1998           1997           1996         1995     1994

Net operating
  revenues      $ 1,035        $ 1,186        $ 1,791      $ 2,234 $  1,667
Operating costs
  and expenses  $   667        $  909         $ 1,414      $ 1,976 $  1,627
Income taxes    $     0        $    0         $     0      $     0 $     0
Equity in loss
  of investees  $ (421)        $ (357)        $ (696)      $(2,406)$  (384)
Net loss        $  (53)        $  (79)        $ (319)      $(2,148)$  (344)
Net loss
per common share$(0.04)        $(0.06)        $(0.23)      $ (1.54)$ (0.25)
Cash dividend
declared
per common
 share          $    0         $    0         $    0       $     0 $     0
Total assets   $12,646        $12,840        $12,881       $13,386 $15,414
Long-term
  obligations  $   902        $   902         $  902       $   902 $   902

                                        13

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


At December 31, 1998 and 1997, the balance sheet reflects the assets and liabilities of UII and its 47% equity interest in UTG. The statements of operations and statements of cash flows presented for 1998, 1997 and 1996 include the operating results of UII.


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


RESULTS OF OPERATIONS

1998 COMPARED TO 1997

(A)  REVENUES

UII's primary source of revenues is derived from service fee income, which is provided via a service agreement with USA. The agreement was originally established upon the formation of USA, which was a 100% owned subsidiary of UII. Changes in the affiliate structure have resulted in USA no longer being a direct subsidiary of UII, though still a member of the same affiliated group. The original service agreement has remained in place without modification. The fees are based on a percentage of premium revenue of USA. The percentages are applied to both first year and renewal premiums at different rates. Under the current structure, FCC pays all general operating expenses of the affiliated group. FCC then receives management and service fees from the various affiliates, including UTI and UII. Pursuant to the terms of the agreement, USA pays UII monthly fees equal to 22% of the amount of collected first year statutory premiums, 20% in second year and 6% of the renewal premiums in years three and after. The Company recognized service agreement income of $835,345, $989,295 and $1,567,891 in 1998, 1997 and 1996, respectively, based on statutory collected premiums in USA of $8,443,463, $10,300,332 and $13,298,597 in
1998, 1997 and 1996, respectively. First year premium revenues of USA decreased 39% in 1998 from 1997. This decline is primarily related to the potential change in control of UTI over the last two years to two different parties. The possible changes and resulting uncertainties have hurt USA's ability to recruit and maintain sales agents. In November 1998, the change in control transaction was completed with First Southern Funding LLC.

The Company holds $1,364,100 of notes receivable from affiliates. The notes receivable from affiliates consists of four separate notes. The $700,000 note bears interest at the rate of 1% above the variable per annum rate of interest most recently published by the Wall Street Journal as the prime rate. Interest is payable quarterly with principal due at maturity on May 8, 2006. In February 1996, FCC borrowed an additional $150,000 from

UII to provide additional cash for liquidity. The note bears interest at the rate of 1% over prime as published in the Wall Street Journal, with interest payments due quarterly and principal due upon maturity of the note on June 1, 1999. The remaining $14,100 are 20 year notes of UTG with interest at 8.5% payable semi-annually. In December 1998, FCC borrowed an additional $500,000 from UII to further reduce outside debt. The note bears interest at the rate of 7.5%, with interest payments due quarterly and principal due upon maturity of the note on March 31, 2004. At current interest levels, the notes will generate approximately $122,000 in interest earnings annually.


(B)  EXPENSES

The Company has a sub-contract service agreement with United Trust, Inc. ("UTI") for certain administrative services. Through its facilities and personnel, UTI performs such services as may be mutually agreed upon between the parties. The fees are based on 60% of the fees paid to UII by USA. The Company has incurred $501,207, $743,577 and $1,240,735 in service fee expense in 1998, 1997, and 1996, respectively.

Interest expense of $85,155, $85,155 and $84,027 was incurred in 1998, 1997 and 1996, respectively. The interest expense is directly attributable to the convertible debentures. The Debentures bear interest at a variable rate equal to one percentage point above the prime rate published in the Wall Street Journal from time to time.


(C)  EQUITY IN LOSS OF INVESTEES

Equity in earnings of investees represents UII's 47% share of the net loss of UTG. Included with this filing as Exhibit 99(d) are audited financial statements of UTG. Following is a discussion of the results of operations of UTG:


    Revenues of UTG

    Premiums and policy fee revenues, net of reinsurance premiums and policy fees, decreased 8% when comparing 1998 to 1997. The Company currently writes little new traditional business, consequently, traditional premiums will decrease as the amount of traditional business in-force decreases. Collected premiums on universal life and interest sensitive products is not reflected in premiums and policy revenues because Generally Accepted Accounting Principles ("GAAP") requires that premiums collected on these types of products be treated as deposit liabilities rather than revenue. Unless the Company acquires a block of in-force business or marketing changes its focus to traditional business, premium revenue will continue to decline at a rate consistent with prior experience.

    Another cause for the decrease in premium revenues is related to the uncertainties regarding the pending change in control of UTI over the last two years to two different parties. During September of 1996, it was announced that control of UTI would pass to an unrelated party, but the change in control did not materialize. In February 1998, an announcement was made regarding negotiations with a different unrelated party, First Southern Funding LLC, for the change in control of UTI. In November 1998, the change in control with this second party was completed. Please refer to the Notes to the Financial Statements for additional information. The possible changes and resulting uncertainties have hurt the insurance companies' ability to recruit and maintain sales agents. Although the transaction has resulted in some short term negative impacts, management believes the long term potential to be gained from the increased capitalization and alliance with a banking group will result in a stronger and more competitive position in the future.

    New business production decreased significantly over the last two years. New business production decreased 39% or approximately $2,063,000 when comparing 1998 to 1997. In recent years, the insurance industry as a whole has experienced a decline in the total number of agents who sell insurance products, therefore competition has intensified for top producing sales agents. The relatively small size of our companies, and the resulting limitations, have made it challenging to compete in this area. The Company is currently in a position where it must increase its new business writings or look at measures to reduce costs associated with new business production to a level more in line with the current level of production. In late 1998,

    A.M. Best Company, a leading insurance industry rating agency, increased two levels its rating assigned to UG, the Company's largest insurance subsidiary, from a C++ to a B. This rating change should aid in the agents selling ability although to what extent is currently unknown.

    A positive impact on premium income is the improvement of persistency. Persistency is a measure of insurance in force retained in relation to the previous year. The Companies' average persistency rate for all policies in force for 1998 and 1997 has been approximately 89.9% and 89.4%, respectively.

    At the March 1998 Board of Directors meeting, the UG and USA Boards approved a permanent premium reduction on certain of its participating products in force commonly referred to as the initial contract and the presidents plan. The premium reduction was generally 20% with 35% used on initial contract plans of UG with original issue ages less than 56 years old. The dividends were also reduced, the net effect to the policyholder was a slightly lower net premium. This change becomes effective with the 1999 policy anniversary and is expected to result in a $2,000,000 decline in premiums and a comparable reduction in dividends to policyholders in 1999 as compared to 1998. This action was taken by the Boards to ensure these policyholders will be protected in future periods from potential dividend reductions at least to the extent of the permanent premium reduction amount. By reducing the required premium payment, it makes replacement activity by other insurance companies more difficult as ongoing premium payments are compared from the current policy to a potential replacement policy.

    Net investment income increased 1% when comparing 1998 to 1997. The increase in investment income is the result of a combination of factors. The Company changed banks during 1997, which provided an improvement in yield on cash balances. In late 1998, the Company again transferred most of its cash balances to another bank, First Southern National Bank, an affiliate of First Southern Funding, LLC. This transfer resulted in an increase in earning rates on cash balances of approximately one quarter of one percent (.25%) over those previously received. During 1998, the Company directed a greater percentage of its investing activity to mortgage loans. These new loans provide an investment yield approximately 3% higher or $110,000 more than can be obtained from quality fixed maturities currently available. During September and October of 1998, the national prime rate declined three quarters of one percent (.75%). This decline reduced yields on investments available in the marketplace in which the Company invests, primarily fixed maturities. The decline had a more immediate impact on the earnings rates of the Company's cash and cash equivalents balances.

    The overall investment yields for 1998, 1997 and 1996, are 6.69%, 6.71% and 6.87%, respectively. Cash generated from the sales of universal life insurance products, has been invested primarily in our fixed maturity portfolio.

    The Company's investments are generally managed to match related insurance and policyholder liabilities. The comparison of investment return with insurance or investment product crediting rates establishes an interest spread. The minimum interest spread between earned and credited rates is 1% on the "Century 2000" universal life insurance product, which currently is the Company's primary sales product. The Company monitors investment yields, and when necessary adjusts credited interest rates on its insurance products to preserve targeted interest spreads. It is expected that monitoring of the interest spreads by management will provide the necessary margin to adequately provide for associated costs on the insurance policies the Company currently has in force and will write in the future. At the September 1998 Board of Directors meeting, the Board lowered crediting rates one half percent on all products crediting 5.5% or more. This adjustment was in response to continued declines in interest rates in the market place. The change affected approximately $60,000,000 of policy reserves and will result in interest crediting reductions of $300,000 per year. Policy interest crediting rate changes become effective on an individual policy basis on the next policy anniversary. Therefore, it will take a full year from the time the change is determined for the full impact of such change to be realized.

    Realized investment losses were $1,119,000 and $279,000 in 1998 and 1997, respectively. Approximately $440,000 of realized losses in 1998 is due to the sale of real estate. During 1998 the Company re-evaluated its real estate holdings, especially those properties acquired through acquisitions of other companies and mortgage loan foreclosures, and determined it would be in the long term interest of the Company to dispose of certain of these parcels. Parcels targeted for sale were generally non-income or low income producing and located in parts of the country where management has little other reason to travel to. The disposal of these properties will free up management time to focus on the properties that have a more viable long-term benefit to the Company. The Company reduced its non-income producing investments $1,610,000 during 1998, as a result of these actions. The Company incurred losses of $339,000 on the foreclosure of three mortgage loans during the second quarter of 1998. The foreclosed properties were sold before the end of 1998. As a result of these foreclosures, management reassessed its remaining mortgage loan portfolio and determined an allowance of $70,000 was appropriate to cover potential future losses in the portfolio. The Company realized a loss of $88,000 on the investment in John Alden Financial Corporation common stock. Under the terms of an acquisition agreement beween Fortis, Inc. and John Alden all outstanding common shares of John Alden were acquired. The Company had other gains and losses during the period that comprised the remaining amount reported but were immaterial on an individual basis.


    Expenses of UTG

    Life benefits, net of reinsurance benefits and claims, decreased 5% in 1998 as compared to 1997. The most significant influence on the decrease in life benefits was from a decline of $1,036,000 in death benefit claims. There was no specific incident or event in 1998 or 1997 that caused this to occur. At the September 1998 Board of Directors meeting, the Board lowered crediting rates one half percent on all products crediting 5.5% or more. This adjustment was in response to continued declines in interest rates in the market place. The change affected approximately $60,000,000 of policy reserves and will result in interest crediting reductions of $300,000 per year. This change had little effect on the 1998 results, but will influence future periods. Policy interest crediting rate changes become effective on an individual policy basis on the next policy anniversary. Therefore, it will take a full year from the time the change is determined for the full impact of such change to be realized.

    Commissions and amortization of deferred policy acquisition costs increased 78% in 1998 compared to 1997. At year-end 1998, the Company recorded an impairment write off of deferred policy acquisition costs of $2,983,000. The impairment was the result of the actuarial analysis of the recoverability of the asset based on current trends and known events compared to assumptions used in the establishment of the original asset. The recent decline in interest rates in the marketplace combined with lower than expected new policy writings leaving the Company with greater per policy costs as a result of fixed costs being spread over fewer policies caused the impairment. Exclusive of the impairment write down, commissions and amortization of deferred policy acquisition costs were comparable to 1997 results. The write down will result in lower amortizations in future periods, as there is now a smaller asset to amortize.

    Amortization of cost of insurance acquired decreased 8% in 1998 compared to 1997. Cost of insurance acquired is established when an insurance company is acquired. The Company assigns a portion of its cost to the right to receive future cash flows from insurance contracts existing at the date of the acquisition. The cost of policies purchased represents the actuarially determined present value of the projected future cash flows from the acquired policies. Cost of insurance acquired is comprised of individual life insurance products including whole life, interest sensitive whole life and universal life insurance products. Cost of insurance acquired is amortized with interest in relation to expected future profits, including direct charge-offs for any excess of the unamortized asset over the projected future profits. The interest rates utilized in the amortization calculation are 9% on approximately 25% of the balance and 15% on the remaining balance. The interest rates vary due to risk analysis performed at the time of acquisition on the business acquired. The amortization is adjusted retrospectively when estimates of current or future gross profits to be realized from a group of products are revised. The Company did not have any charge-offs during the periods covered by this report. Amortization of cost of insurance acquired is particularly sensitive to changes in persistency of certain blocks of insurance in-force. The improvement of persistency during the year had a positive impact on amortization of cost of insurance acquired. Persistency is a measure of insurance in force retained in relation to the previous year. The Company's average persistency rate for all policies in force for 1998 and 1997 has been approximately 89.9% and 89.4%, respectively. Persistency has shown a steady improvement over the past several years.

    Operating expenses increased 17% in 1998 compared to 1997. Included in operating expenses in 1998 is $2,367,474 from the release of discounts associated with the Company's notes payable. The Company's subordinated debt was issued at rates considered favorable to the Company at time of issue, therefore the notes were discounted to reflect an effective interest rate of 15%. With the payment of part of this debt in November 1998, the unamortized discount was written off. Management's plan to repay the remaining debt in a much shorter period of time from required repayment resulted in the determination to write off the entire remaining note discount. See information contained below in interest expense analysis for further details regarding debt retirement. Excluding the note discount write off, operating expenses decreased 9% attributable primarily to reduced salary and employee benefit costs in 1998, as a result of natural attrition.

    Interest expense decreased 2% in 1998 compared to 1997. In November 1998, the Company's ultimate parent, UTI, received approximately $11,000,000 from the issuance of common stock to First Southern Funding and its affiliates. These funds were used to retire outside debt. On November 23, 1998, the Company paid a $6,300,000 principle payment on its senior debt, and paid a $2,608,099 principal payment on its 10 year subordinated debt through intercompany borrowings from UTI. On December 16, 1998 the Company paid an additional $500,000 principal payment on its 10 year subordinated debt through an intercompany borrowing from UII. In total these transactions retired $9,408,099 of outside debt and replaced it with intercompany debt, which provides the Company with increased flexibility when it comes to repayment options. With the new capital and expectations of future growth, management has formulated a plan to repay the remaining outside debt within the next two years. At December 31, 1998, FCC had $17,369,993 in notes payable, of which $5,561,894 is debt owed to outside parties. The Company believes this can be accomplished in the next two years through dividends from the subsidiaries, namely dividends to FCC from UG and from expected operating cashflows.

    The provision for income taxes reflected a significant change from the same period one year ago. This is the result of changes in the deferred tax liability. Deferred taxes are established to recognize future tax effects attributable to temporary differences between the financial statements and the tax return. As these differences are realized in the financial statement or tax return, the deferred income tax established on the difference is recognized in the financial statements as an income tax expense or credit. During 1997, the insurance subsidiaries incurred a loss on their federal income tax return that was carried forward to future periods. A tax benefit was not incurred in the financial statements as a corresponding allowance was established against the deferred tax asset attributable to the tax loss carryforward. In 1998, the insurance company subsidiaries incurred taxable income for federal income tax purposes which was offset through utilization of federal tax loss carryforwards. Since these carryforwards had an allowance established against them for deferred tax purposes, no corresponding expense was incurred in the financial statements. Additionally, the Company incurred deferred tax credits of $1,872,666 from the deferred policy acquisition costs impairment and the notes payable discounts write offs.


    Net loss of UTG

    UTG had a net loss of $1,273,000 in 1998 compared to a net loss of $923,000 in 1997. During 1998, the deferred policy acquisition costs impairment resulted in a net loss of $1,551,000 and the notes discount write offs resulted in a net loss of $1,231,000. Exclusive of these two events, the Company would have reported net income of $1,509,000. Lower death benefit claims and reduced operating expenses from 1997 results provided improvements to the 1998 results.

(D)  NET LOSS

The Company recorded a net loss of $53,000 for 1998 compared to $79,000 for the same period one year ago. The net loss is from the equity share of UTG's operating results.

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


    Revenues of UTG

    Premiums  and  policy  fee  revenues, net of reinsurance  premiums  and policy fees, decreased 7% when comparing 1997 to 1996. UTG and its subsidiaries currently writes little new traditional business; consequently, traditional premiums will decrease as the amount of traditional business in-force decreases. Collected premiums on universal life and interest sensitive products is not reflected in premiums and policy revenues because Generally Accepted Accounting Principles ("GAAP") requires that premiums collected on these types of products be treated as deposit liabilities rather than revenue. Unless UTG and its subsidiaries' acquires a block of in-force business or marketing changes its focus to traditional business, premium revenue will continue to decline.

    Another  cause for the decrease in premium revenues is related  to  the potential change in control of UTI over the last two years to two different parties. During September of 1996, it was announced that control of UTI would pass to an unrelated party, but the change in control did not materialize. In February 1998, an announcement was made regarding negotiations with a different unrelated party, First Southern Funding LLC, for the change in control of UTI. In November 1998, the change in control of UTI with this second party was completed. Please refer to the Notes to the Consolidated Financial Statements of UTG for additional information. The possible changes and resulting uncertainties have hurt the insurance companies' ability to recruit and maintain sales agents.

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

    The overall investment yields for 1997, 1996 and 1995, are 6.71%, 6.87% and 6.07%, respectively. Since 1995 investment yield improved due to the fixed maturity investments. Cash generated from the sales of universal life insurance products, has been invested primarily in our fixed maturity portfolio.

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

    Commissions and amortization of deferred policy acquisition costs decreased 14% in 1997 compared to 1996. The decrease is due primarily to a reduction in commissions paid. Commissions decreased 19% in 1997 compared to 1996. The decrease in commissions was due to the decline in new business production. There is a direct relationship premium revenues and commission expense. First year premium production decreased 43% and first year commissions decreased 33% when comparing 1997 to 1996. Amortization of deferred policy acquisition costs decreased 6% in 1997 compared to 1996. Management would expect commissions and amortization of deferred policy acquisition costs to decrease in the future if premium revenues continue to decline.

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

    Operating expenses decreased 21% in 1997 compared to 1996.Approximately one-half of the decrease in operating expenses is related to the settlement of certain litigation in December of 1996 regarding non-standard policies. Included in this decrease were legal fees and payments to the litigants to settle the issue. In 1992, as part of the acquisition of Commonwealth Industries Corporation, an agreement was entered into between John Cantrell and FCC for future payments to be made by FCC. A liability was established at the date of the agreement. Upon the death of Mr. Cantrell in late 1997, obligations under this agreement transferred to Mr. Cantrell's wife at a reduced amount. This resulted in a reduction of approximately $600,000 of the liability held for future payments under the agreement. In addition, 1997 Consulting fees, primarily in the area of actuarial services, were reduced approximately $400,000 as the

    Company was able to hire an actuary, on a part-time basis, at a cost less than fees paid in the previous year to consulting actuaries. The remaining reduction in operating expenses is attributable to reduced salary and employee benefit costs in 1997, as a result of natural attrition.

    Interest expense decreased 4% in 1997 compared to 1996. Since December 31, 1996, notes payable decreased approximately $758,000. Average outstanding indebtedness was $19,461,000 with an average cost of 8.6% in 1997 compared to average outstanding indebtedness of $20,652,000 with an average cost of 8.5% in 1996. In March 1997, the base interest rate for most of the notes payable increased a quarter of a point. The base rate is defined as the floating daily, variable rate of interest determined and announced by First of America Bank. Please refer to
    Note 12 "Notes Payable" in the Notes to the Consolidated Financial Statements of UTG for more information.

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


FINANCIAL CONDITION

The Company owns 47% equity interest in UTG which controls total assets  of
approximately  $342,000,000.   Audited  financial  statements  of  UTG  are
presented as Exhibit 99(d) of this filing.


LIQUIDITY AND CAPITAL RESOURCES

Since UII is a holding company, funds required to meet its debt service requirements and other expenses are primarily provided by its affiliates. UII's cash flow is dependent on revenues from a management agreement with USA and its earnings received on invested assets and cash balances. At December 31, 1998,substantially all of the shareholders equity represents investment in affiliates. UII does not have significant day to day operations of its own. Cash requirements of UII primarily relate to the payment of interest on its convertible debentures and expenses related to maintaining the Company as a corporation in good standing with the various regulatory bodies which govern corporations in the jurisdictions where the Company does business. The payment of cash dividends to shareholders is not legally restricted. However, insurance company dividend payments are regulated by the state insurance department where the company is domiciled. UTI is the ultimate parent of UG through ownership of several intermediary holding companies. UG can not pay a dividend directly to UII due to the ownership structure. However, if UG paid a dividend to its direct parent and each subsequent intermediate company within the holding company structure paid a dividend equal to the amount it received, UII would receive 37% of the original dividend paid by UG. Please refer to Note 2 of the Notes to the Financial Statements. UG's dividend limitations are described below without effect of the ownership structure.

Ohio domiciled insurance companies require five days prior notification to the insurance commissioner for the payment of an ordinary dividend. Ordinary dividends are defined as the greater of: a) prior year statutory earnings or b) 10% of statutory capital and surplus. For the year ended
December 31, 1998, UG had a statutory gain from operations of $3,226,364. At December 31, 1998, UG statutory capital and surplus amounted to
$15,280,577. Extraordinary dividends (amounts in excess of ordinary dividend limitations) require prior approval of the insurance commissioner and are not restricted to a specific calculation.

The Company currently has $368,692 in cash and cash equivalents. The Company holds two mortgage loans. Operating activities of the Company produced cash flows of $425,607, $324,097 and $255,675 in 1998, 1997 and

1996, respectively. The Company had uses of cash from investing activities of $767,812, $50,764 and $180,402 in 1998, 1997 and 1996, respectively.
Cash flows from financing activities were $0, $(2,112) and $33 in 1998, 1997 and 1996, respectively.

In  early  1994,  UII received $902,300 from the sale of  Debentures.   The
Debentures were issued pursuant to an indenture between the Company and National City Bank (formerly First of America Bank - Southeast Michigan, N.A.), as trustee. The Debentures are general unsecured obligations of UII, subordinate in right of payment to any existing or future senior debt of UII. The Debentures are exchangeable and transferable, and are convertible at any time prior to March 31, 1999 into UII's Common Stock at a conversion price of $25 per share, subject to adjustment in certain events. The Debentures bear interest from March 31, 1994, payable quarterly, at a variable rate equal to one percentage point above the prime rate published in the Wall Street Journal from time to time. The prime rate was 8.5% during the first three quarters of 1998, decreasing to 8.25% October 1, 1998, and decreasing to 7.75% January 1, 1999. On or after March 31, 1999, the Debentures will be redeemable at UII's option, in whole or in part, at redemption prices declining from 103% of their principal amount. No sinking fund will be established to redeem the Debentures. The Debentures will mature on March 31, 2004. The Debentures are not listed on any national securities exchange or the NASDAQ National Market System.

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

Currently, UII's insurance affiliates are subject to government regulation in each of the states in which they conduct business. Such regulation is vested in state agencies having broad administrative power dealing with all aspects of the insurance business, including the power to: (i) grant and revoke licenses to transact business; (ii) regulate and supervise trade practices and market conduct; (iii) establish guaranty associations; (iv) license agents; (v) approve policy forms; (vi) approve premium rates for some lines of business; (vii) establish reserve requirements; (viii) prescribe the form and content of required financial statements and reports; (ix) determine the reasonableness and adequacy of statutory capital and surplus; and (x) regulate the type and amount of permitted investments. Insurance regulation is concerned primarily with the protection of policyholders. UII cannot predict the impact of any future proposals, regulations or market conduct investigations. UII's insurance affiliates, USA, UG, APPL and ABE are domiciled in the states of Ohio, Ohio, West Virginia and Illinois, respectively.

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

Most  states  also  have insurance holding company statutes  which  require registration and periodic reporting by insurance companies controlled by other corporations licensed to transact business within their respective jurisdictions. The insurance affiliates are subject to such legislation and registered as controlled insurers in those jurisdictions in which such registration is required. Statutes vary from state to state but typically require periodic disclosure, concerning the corporation, that controls the registered insurers and all affiliates of such corporation. In addition, prior notice to, or approval by, the state insurance commission of material intercorporate transfers of assets, reinsurance agreements, management agreements (see Note 6 in the Notes to the Financial Statements), and payment of dividends (see note 2 in the Notes to the Financial Statements) in excess of specified amounts by the insurance subsidiary, within the holding company system, are required.

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

At year-end 1998, the insurance companies had one ratio outside the normal range. The ratio is related to the decrease in premium income. The ratio fell outside the normal range the last three years. A primary cause for the decrease in premium revenues is related to the potential change in control of UTI over the last two years to two different parties. During September of 1996, it was announced that control of UTI would pass to an unrelated party, but the transaction did not materialize. In February
1998, an announcement was made regarding negotiations with a different unrelated party, First Southern Funding LLC, for the change in control of UTI. In November 1998, the change in control with this second party was completed. Please refer to the Notes to the Financial Statements for additional information. The possible changes and resulting uncertainties have hurt the insurance companies' ability to recruit and maintain sales agents.

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

The Clinton Administration has recently proposed tax changes that would affect the insurance industry. One proposal is to require recapture of untaxed profits on policyholder surplus accounts. Between 1959 and 1983, stock life insurance companies deferred tax on a portion of their profits. These untaxed profits were added to a policyholders surplus account ("PSA"). In 1984, Congress precluded life insurance companies from continuing to defer taxes on any future profits. The Clinton Administration argues that there is no continuing justification for permitting stock life insurance companies to defer tax on profits that were earned between 1959 and 1983. Accordingly, the stock life companies would be required to include in their gross income over ten years their PSA balances. The second proposal modifies rules for capitalizing policy acquisition costs on the grounds that life insurance companies generally only capitalize a fraction of their actual policy acquisition costs. This modification would increase the current capitalization percentages. Either of these changes would be onerous to the Company and to the insurance industry as a whole. The outcome and timing of these proposals cannot be anticipated at this time.

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

A task force of the NAIC is currently undertaking a project to codify a comprehensive set of statutory insurance accounting rules and regulations. Project results were recently approved by the NAIC with an implementation date of January 1, 2001. Individual states in which the Company does business must implement these new rules for them to become effective. Specific recommendations have been set forth in papers issued by the NAIC. The NAIC continues to modify and amend these papers. The Company is monitoring the process, and is not aware of any new requirements that would result in a material financial impact on the Company's financial position or results of operations. The Company will continue to monitor this issue as changes and new proposals are made.

ACCOUNTING AND LEGAL DEVELOPMENTS

The Financial Accounting Standards Board (FASB) has issued Statement of Financial Accounting Standards (SFAS) 128 entitled Earnings per share, which is effective for financial statements for fiscal years beginning after December 15, 1997. SFAS 128 specifies the computation, presentation, and disclosure requirements for earnings per share (EPS) for entities with publicly held common stock or potential common stock. The Statement's objective is to simplify the computation of earnings per share, and to make the U.S. standard for computing EPS more compatible with the EPS standards of other countries.

This statement was adopted for the 1997 Financial Statements. For all periods presented the Company reported a loss from continuing operations so any potential issuance of common shares would have an antidilutive effect on EPS. Consequently, the adoption of SFAS 128 did not have an impact on the Company's financial statement.

The FASB has issued SFAS 130 entitled Reporting Comprehensive Income, which is effective for financial statements for fiscal years beginning after December 15, 1997. SFAS 130 establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income includes all changes in shareholders' equity, except those arising from transactions with shareholders, and includes net income and net unrealized gains (losses) on securities. SFAS 130 was adopted as of January 1, 1998. Adopting the new standard required the Company to make additional disclosures in the financial statements, but did not affect the Company's financial position or results of operations.

All items of other comprehensive income reflect no related tax effect, since the Company has an allowance against the collection of any future tax benefits. In addition, there was no sale or liquidation of investments requiring a reclassification adjustment for the period presented.

The FASB has issued SFAS 131 entitled, Disclosures about Segments of an Enterprise and Related Information, which is effective for financial statements for fiscal years beginning after December 15, 1997. SFAS 131 requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly in deciding how to allocate resources and in assessing performance. SFAS 131 was adopted as of January 1, 1998. Adopting the new standard had no affect on the Company's financial position or results of operations, since the Company has no reportable operating segments.

The  FASB  has  issued  SFAS  132  entitled, Employers'  Disclosures  about
Pensions  and  Other  Postretirement  Benefits,  which  is  effective   for
financial statements for fiscal years beginning after December 15, 1997. SFAS 132 revises current disclosure requirements for employer provided post-retirement benefits. The statement does not change retirement measurement
or  recognition  issues.   SFAS 132 was adopted  as  of  January  1,  1998.
Adopting the new standard had no affect on the Company's financial position or results of operations, since the Company has no pension plan or other obligation for post-retirement benefits.

The   FASB   has  issued  SFAS  133  entitled,  Accounting  for  Derivative
Instruments and Hedging Activities, which is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a specific type of exposure hedge. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. The adoption of SFAS 133 is not expected to have a material effect on the Company's financial position or results of operations, since the Company has no derivative or hedging type investments.

The Company is not aware of any litigation that will have a material adverse effect on the financial position of the Company. In addition, the Company does not believe that the regulatory initiatives currently under consideration by various regulatory agencies will have a material adverse impact on the Company. The Company is not aware of any material pending or threatened regulatory action with respect to the Company or any of its subsidiaries. The Company does not believe that any insurance guaranty fund assessments will be materially different from amounts already provided for in the financial statements.


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

The Company established a project to address year 2000 processing concerns in September of 1996. In 1997 the Company completed the review of the Company's internally and externally developed software, and made corrections to all year 2000 non-compliant processing. The Company also secured verification of current and future year 2000 compliance from all major external software vendors. In December of 1997, a separate computer operating environment was established with the system dates advanced to December of 1999. A parallel model office was established with all dates in the data advanced to December of 1999. Parallel model office processing is being performed using dates from December of 1999 to January of 2001, to insure all year 2000 processing errors have been corrected. Testing was completed by the end of the first quarter of 1998. Periodic regression testing is being performed to monitor continuing compliance. By addressing year 2000 compliance in a timely manner, compliance has been achieved using existing staff and without significant impact on the Company operationally or financially.


CHANGE IN CONTROL OF UNITED TRUST, INC.

On November 20, 1998, First Southern Funding, LLC., a Kentucky corporation, ("FSF") and affiliates acquired 929,904 shares of common stock of United Trust, Inc., an Illinois corporation, ("UTI") from UTI and certain UTI shareholders. As consideration for the shares, FSF paid UTI $10,999,995 and certain shareholders of UTI $999,990 in cash. FSF and affiliates employed working capital to make these purchases of common stock, including funds on hand and amounts drawn under existing lines of credit with Star Bank, NA. FSF borrowed $7,082,878 and First Southern Bancorp, Inc., an affiliate of FSF, borrowed $495,775 in making the purchases. FSF and affiliates expect to repay the borrowings through the sale of assets they currently own.

Details of the transaction can be outlined as follows: FSF acquired 389,715 shares of UTI common stock at $10.00 per share. These shares represented stock acquired during 1997 by UTI in private transactions. Additionally, FSF acquired 473,523 shares of authorized but unissued common stock at $15.00 per share. FSF acquired 66,666 shares of common stock from UTI CEO Larry Ryherd, and his family, at $15.00 per share. FSF has committed to purchase $2,560,000 of face amount of UTI convertible notes from certain officers and directors of UTI for a cash price of $3,072,000 by March 1, 1999. FSF is required to convert the notes to UTI common stock by July 31, 2000. UTI has granted, for nominal consideration, an irrevocable, exclusive option to FSF to purchase up to 1,450,000 shares of UTI common stock for a purchase price in cash equal to $15.00 per share, with such option to expire on July 1, 2001. UTI has also caused three persons designated by FSF to be appointed, as part of the maximum of 11, to the Board of Directors of UTI.

Following the transactions described above, and together with shares of UTI acquired on the market, FSF and affiliates currently own 1,073,577 shares of UTI common stock (43.1%) becoming the largest shareholder of UTI. Through the shares acquired and options owned, FSF can ultimately own over 51% of UTI. Mr. Jesse T. Correll is the majority shareholder of FSF, which is an affiliate of First Southern Bancorp, Inc., a bank holding company that owns a bank that operates out of 14 locations in central Kentucky.

This transaction provides UTI and its affiliates with increased opportunities. The additional capitalization has enabled UTI to significantly reduce its outside debt and has enhanced its ability to make future acquisitions through increased borrowing power and financial strength. Many synergies exist between UTI and its affiliates and First Southern Funding and its affiliates. The potential for cross selling of services to each customer base is currently being explored. Legislation is currently pending that would eliminate many of the barriers currently existing between banks and insurance companies. Such alliances are already being formed within the two industries. Management believes this transaction positions the Company for continued growth and competitiveness into the future as the financial industry changes.


PROPOSED MERGER

On March 25, 1997, the Board of Directors of UTI and UII voted to recommend to the shareholders a merger of the two companies. Under the Plan of Merger, UTI would be the surviving entity with UTI issuing one share of its stock for each share held by UII shareholders.

UII owns 47% of United Trust Group, Inc., an insurance holding company, and UTI owns 53% of United Trust Group, Inc. Neither UTI nor UII had any other significant holdings or business dealings at the time the merger was recommended by the respective Boards of Directors. The Board of Directors of each company thus concluded a merger of the two companies would be in the best interests of the shareholders. The merger will result in certain cost savings, primarily related to costs associated with maintaining a corporation in good standing in the states in which it transacts business. Additionally, the merger will further simplify the group's holding company system making it easier to understand for outside parties including current investors, potential investors and lenders.

A vote of the shareholders of UTI and UII regarding the proposed merger is anticipated to occur sometime during the second quarter of 1999.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


Listed below are the financial statements included in this Part of the Annual Report on SEC Form 10-K:

                                                     Page No.
UNITED INCOME, INC.


  Independent Auditor's Report for the
    Years ended December 31, 1998, 1997, 1996            29



  Balance Sheets                                         30



  Statements of Operations                               31



  Statements of Shareholders' Equity                     32



  Statements of Cash Flows                               33



  Notes to Financial Statements                       34-43
                                    28

                       INDEPENDENT AUDITORS' REPORT



Board of Directors and Shareholders
United Income, Inc.


     We have audited the accompanying balance sheets of United Income, Inc. (an Ohio corporation) as of December 31, 1998 and 1997, and the related statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of United Income, Inc. as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.




                                   KERBER, ECK & BRAECKEL LLP




Springfield, Illinois
March 26, 1999

                           UNITED INCOME, INC.
                             BALANCE SHEETS
                   As of December 31, 1998 and 1997




             ASSETS
                            1998        1997

Cash and
 cash equivalents       $   368,692 $   710,897
Mortgage loans              170,052     121,520
Notes receivable
 from affiliate           1,364,100     864,100
Accrued
 interest income             13,629      12,068
Property and equipment
 (net of accumulated
   depreciation of
    $50,038 and $93,648)        444       1,070
Investment in affiliates 10,697,626  11,060,682
Receivable from affiliate    22,244      23,192
Other assets
 (net of accumulated
  amortization
   of $175,826
    and $138,810)             9,242      46,258
   Total assets        $ 12,646,029$ 12,839,787



LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities and accruals:
 Convertible
 debentures             $   902,300 $   902,300
Other
 liabilities                 22,209       1,534
Total liabilities           924,509     903,834


Shareholders' equity:
Common stock -
 no par value, stated value
  $.033 per share.
        Authorized 2,310,001 shares -
         1,391,919 and 1,391,919 shares
        issued after deducting treasury
         shares of 177,590 and
         177,590            45,934      45,934
Additional paid-in
 capital                15,242,365  15,242,365
Accumulated
 deficit                (3,385,700) (3,332,743)
Accumulated other comprehensive
 income                   (181,079)    (19,603)
Total shareholders'
 equity                 11,721,520  11,935,953
Total liabilities and
 shareholders' equity  $12,646,029$ 12,839,787

                      See accompanying notes
                                30

                        UNITED INCOME, INC.
                     STATEMENTS OF OPERATIONS
                Three Years Ended December 31, 1998


                            1998       1997       1996

Revenues:

        Interest income $   49,708 $   27,127 $   13,099
        Interest income
         from affiliates    83,317     82,579     79,433
        Service agreement
         income from
          affiliates       835,345    989,295  1,567,891
        Other income
         from affiliates    66,553     87,073    127,922
        Realized investment
         gains                   0          0      2,599
        Other income             0         48          3
                         1,034,923  1,186,122  1,790,947


Expenses:

        Management fee
         to affiliate      501,207    743,577  1,240,735
        Operating
         expenses           80,396     80,173     89,529
        Interest
         expense            85,155     85,155     84,027
                           666,758    908,905  1,414,291

Gain before income
 taxes and equity
        in loss
         of investees      368,165    277,217    376,656
Provision for
 income taxes                    0          0          0
Equity in loss
 of investees             (421,122)  (356,533)  (695,739)
Net loss                $  (52,957)$  (79,316)$ (319,083)

Basic loss per share
 from continuing
   operations and
    net loss            $    (0.04)$    (0.06)$    (0.23)

Diluted loss per share
  from continuing
   operations and
    net loss            $    (0.04)$    (0.06)$    (0.23)

Basic weighted average
 shares outstanding       1,391,919 1,391,996  1,392,084

Diluted weighted average
 shares outstanding       1,391,919 1,391,996  1,392,084

                          See accompanying notes

                            UNITED INCOME, INC.
                    STATEMENTS OF SHAREHOLDERS' EQUITY
                    Three Years Ended December 31, 1998

                            1998                  1997             1996

Common stock
 Balance, beginning
  of year            $   45,934         $    45,940       $     45,938
 Exercise of stock
  options                     0                   0                  2
 Stock retired from purchase
  of fractional
   shares of reverse
    stock split               0                  (6)                 0
 Balance, end
  of year            $   45,934        $     45,934      $      45,940


Additional paid-in capital
 Balance, beginning
  of year          $ 15,242,365        $ 15,244,471      $ 15,243,773
 Exercise of stock
  options                     0                   0               698
 Stock retired from purchase
  of fractional
   shares of reverse
    stock split               0              (2,106)                0
 Balance, end
  of year          $ 15,242,365        $ 15,242,365        15,244,471


 Accumulated deficit
  Balance, beginning
   of year         $ (3,332,743)       $ (3,253,427)       (2,934,344)
  Net loss              (52,957)$(52,957)   (79,316)(79,316) (319,083)$(319,083)
  Balance, end
   of year         $ (3,385,700)       $ (3,332,743)      $(3,253,427)


Accumulated other
 comprehensive income
Balance, beginning
 of year                (19,603)            (59,508)            (236)
Other comprehensive
 income
Unrealized holding gain (loss)
 on securities         (161,476)(161,476)    39,905  39,905  (59,272)   (59,272)
Comprehensive
 income                       $ (214,433)         $ (39,411)         $ (378,355)
Balance, end
 of year               (181,079)            (19,603)         (59,508)

Total shareholders' equity,
 end
  of year          $ 11,721,520        $ 11,935,953      $11,977,476

                                 See accompanying notes

                          UNITED INCOME, INC.
                      STATEMENTS OF CASH FLOWS
                Three Years Ended December 31, 1998



                            1998      1997      1996

Increase (decrease) in cash and
 cash equivalents
Cash flows from
 operating activities:
   Net loss             $ (52,957)$ (79,316)$(319,083)
   Adjustments to reconcile
    net loss to net cash
     provided by operating
      activities
        Depreciation and
         amortization      37,643    38,524    45,331
        Gain on payoff of
          mortgage loan         0         0    (2,599)
        Accretion of discount
         on mortgage loans   (262)     (266)     (481)
        Compensation expense through
         stock option plan      0         0       667
        Equity in loss
         of investees     421,122   356,533   695,739
   Changes in assets
     and liabilities:
        Change in accrued
         interest income   (1,561)     (284)   (4,744)
        Change in receivable
          from affiliates     948     8,645  (119,706)
        Change in other
         liabilities       20,674       261   (39,449)
Net cash provided by
 operating activities     425,607   324,097   255,675

Cash flows from
  investing activities:
        Change in notes receivable
          from affiliate (688,633)        0  (150,000)
        Purchase of investments
         in affiliates    (30,909)  (52,363)        0
        Capital contribution
         to investee            0         0   (94,000)
        Payments of principal on
          mortgage loans    1,730     1,599    62,434
        Issuance of
         mortgage loan    (50,000)        0         0
        Proceeds from sale of
        property and equipment  0         0     1,164
Net cash used in
  investing activities   (767,812)  (50,764) (180,402)

Cash flows from
  financing activities:
        Proceeds from sale of
         common stock           0         0        33
        Payment for fractional
         shares from
         reverse stock split    0    (2,112)        0
Net cash provided by (used in)
  financing activities          0    (2,112)       33

Net increase (decrease) in cash and
 cash equivalents        (342,205)  271,221    75,306
Cash and cash equivalents at
 beginning of year        710,897   439,676   364,370
Cash and cash equivalents
 at end of year         $ 368,692 $ 710,897 $ 439,676

                          See accompanying notes

1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.ORGANIZATION  -  At December 31, 1998, the affiliates of  United  Income,
  Inc. were as depicted on the following organizational chart.


                      ORGANIZATIONAL CHART
                    AS OF DECEMBER 31, 1998


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

The summary of the Company's significant accounting policies, consistently applied in the preparation of the accompanying financial statements, are summarized as follows.

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

C.MORTGAGE LOANS - Mortgage loans are shown on the following basis - at unpaid balances, adjusted for amortization premium or discount, less allowance for possible losses. Realized gains and losses on sales of mortgage loans are recognized in net income on a specific identification basis.

D.CASH AND CASH EQUIVALENTS - The Company considers certificates of deposit and other short-term investment instruments with an original purchased maturity of three months or less as cash equivalents.

E.PROPERTY  AND  EQUIPMENT - Property and equipment is  recorded  at  cost.
  Depreciation  is  provided  using  a straight-line  method.   Accumulated
  depreciation  was  $50,038  in 1998 and $93,648  in  1997.   Depreciation
  expense for the years ended December 1998, 1997, and 1996 was $627, $1,508 and $8,315 respectively.

F.EARNINGS  PER  SHARE  -  Earnings per share are  based  on  the  weighted average number of common shares outstanding during each year, retroactively adjusted to give effect to all stock splits. In accordance with Statement of Financial Accounting Standards No. 128, the computation of diluted earnings per share is not shown since the Company has a loss from continuing operations in each period presented, and any assumed conversion, exercise, or contingent issuance of securities would have an antidilutive effect on earnings per share. Had UII not been in a loss position, the outstanding dilutive instruments would have been convertible notes of 36,092, 36,092 and 36,092 shares in 1998, 1997 and 1996, respectively, and stock options exercisable of 231, 231, and 231 shares in 1998, 1997, and 1996, respectively. UII had stock options outstanding for shares of common stock in 1998, 1997, and 1996 respectively, at a per share price in excess of the average market price, and would therefore not have been included in the computation of diluted earnings per share. For purposes of this calculation, book value per share was utilized to represent market value.

G.RECLASSIFICATIONS - Certain prior year amounts have been reclassified to conform with the current year presentation. Such reclassifications had no effect on previously reported net loss, total assets, or shareholders' equity.

H.USE OF ESTIMATES - In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2.   SHAREHOLDER DIVIDEND RESTRICTION

At December 31, 1998, substantially all of shareholders' equity represents investment in affiliates. The payment of cash dividends to shareholders is not legally restricted. However, insurance company dividend payments are regulated by the state insurance department where the company is domiciled. UTI is the ultimate parent of UG through ownership of several intermediary holding companies. UG can not pay a dividend directly to UII due to the ownership structure. UG's dividend limitations are described below without effect of the ownership structure.

Ohio domiciled insurance companies require five days prior notification to the insurance commissioner for the payment of an ordinary dividend. Ordinary dividends are defined as the greater of: a) prior year statutory earnings or b) 10% of statutory capital and surplus. For the year ended
December 31, 1998, UG had a statutory gain from operations of $3,226,364. At December 31, 1998, UG's statutory capital and surplus amounted to $15,280,577. Extraordinary dividends (amounts in excess of ordinary dividend limitations) require prior approval of the insurance commissioner and are not restricted to a specific calculation.

3.   INCOME TAXES

The Company has net operating loss carryforwards for federal income tax purposes expiring as follows:

               UII

2007     $ 206,309
TOTAL    $ 206,309

The Company has established a deferred tax asset of $72,208 for its operating loss carryforwards and has established an allowance of $72,208 against this asset. The Company has no other deferred tax components which would be reflected in the balance sheets.

The provision for income taxes shown in the statements of operations does not bear the normal relationship to pre-tax income as a result of certain permanent differences. The sources and effects of such differences are summarized in the following table:

                                  1998            1997            1996

Income tax at statutory
rate of
  35% of income before        $ 128,858       $ 97,026       $ 131,830

income taxes
Utilization of net
operating loss
  carryforward                 (128,858)       (97,026)       (133,866)

Depreciation                          0              0           2,036
Provision for income taxes    $       0       $      0       $       0

4.   DISCLOSURES ABOUT FAIR VALUES OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each class of financial instrument required to be valued by SFAS 107 for which it is practicable to estimate that value:

(a) Mortgage loans

The fair values of mortgage loans are estimated using discounted cash flow analyses and interest rates being offered for similar loans to borrowers with similar credit ratings. As of December 31, 1998, the estimated fair value and carrying amounts were $248,216 and $170,052, respectively. As of December 31, 1997, the estimated fair value and carrying amount were $138,519 and $121,520, respectively.

(b) Notes receivable from affiliate

For notes receivable from affiliates, which is subject to a floating rate of interest, carrying value is a reasonable estimate of fair value.

(c) Convertible debentures

For the convertible debentures, which are subject to a floating rate of interest, carrying value is a reasonable estimate of fair value.

6.  RELATED PARTY TRANSACTIONS

Under the current structure, FCC pays a majority of the general operating expenses of the affiliated group. FCC then receives management, service fees and reimbursements from the various affiliates.

UII has a service agreement with USA. The agreement was originally established upon the formation of USA which was a 100% owned subsidiary of UII. Changes in the affiliate structure have resulted in USA no longer being a direct subsidiary of UII, though still a member of the same affiliated group. The original service agreement has remained in place without modification. USA is to pay UII monthly fees equal to 22% of the amount of collected first year premiums, 20% in second year and 6% of the renewal premiums in years three and after. UII has a subcontract agreement with UTI to perform services and provide personnel and facilities. The services included in the agreement are claim processing, underwriting, processing and servicing of policies, accounting services, agency services, data processing and all other expenses necessary to carry on the business of a life insurance company. UII's subcontract agreement with UTI states that UII is to pay UTI monthly fees equal to 60% of collected service fees from USA as stated above. The service fees received from UII are recorded in UTI's financial statements as other income.

On January 1, 1993, FCC entered into an agreement with UG pursuant to which FCC provides management services necessary for UG to carry on its business. In addition to the UG agreement, FCC and its affiliates have either directly or indirectly entered into management and/or cost-sharing arrangements for FCC's management services. FCC received net management fees of $8,793,905, $9,893,321 and $9,927,000 under these arrangements in 1998, 1997 and 1996, respectively. UG paid $8,018,141, $8,660,481 and
$9,626,559 to FCC in 1998, 1997 and 1996, respectively.

USA  paid $835,345, $989,295 and $1,567,891 under their agreement with  UII for  1998,  1997 and 1996, respectively.  UII paid $501,207,  $593,577  and
$940,734 under their agreement with UTI for 1998, 1997 and 1996, respectively. Additionally, UII paid FCC $0, $150,000 and $300,000 in 1998, 1997 and 1996, respectively for reimbursement of costs attributed to UII. These reimbursements are reflected as a credit to general expenses.

Respective domiciliary insurance departments have approved the agreements of the insurance companies and it is Management's opinion that where applicable, costs have been allocated fairly and such allocations are based upon generally accepted accounting principles. The costs paid by UTI for services include costs related to the production of new business, which are deferred as policy acquisition costs and charged off to the income statement through "Amortization of deferred policy acquisition costs". Amounts recorded by USA as deferred acquisition costs are no greater than what would have been recorded had all such expenses been directly incurred by USA. Also included are costs associated with the maintenance of existing policies that are charged as current period costs and included in "general expenses".

On July 31, 1997, United Trust Inc. issued convertible notes for cash received totaling $2,560,000 to seven individuals, all officers or employees of United Trust Inc. The notes bear interest at a rate of 1% over prime, with interest payments due quarterly and principal due upon maturity of July 31, 2004. The conversion price of the notes are graded from $12.50 per share for the first three years, increasing to $15.00 per share for the next two years and increasing to $20.00 per share for the last two years. Conditional upon the seven individuals placing the funds with UTI were the acquisition by UTI of a portion of the holdings of UTI owned by Larry E. Ryherd and his family and the acquisition of common stock of UTI and UII held by Thomas F. Morrow and his family and the simultaneous retirement of Mr. Morrow. Neither Mr. Morrow nor Mr. Ryherd was a party to the convertible notes. On March 1, 1999, the individuals holding the convertible notes sold their interests in said notes to First Southern Bancorp, Inc. in private transactions.

Approximately $1,048,000 of the cash received from the issuance of the convertible notes was used to acquire stock holdings of United Trust Inc. and United Income, Inc. of Mr. Morrow and to acquire a portion of the United Trust Inc. holdings of Larry E. Ryherd and his family. The remaining cash received will be used by UTI to provide additional operating liquidity and for future acquisitions of life insurance companies. On July 31, 1997, UTI acquired a total of 126,921 shares of United Trust Inc.
common stock and 47,250 shares of United Income, Inc. common stock from Thomas F. Morrow and his family. Mr. Morrow simultaneously retired as an executive officer of UTI and its affiliates. Mr. Morrow will remain as a member of the Board of Directors of UTI. In exchange for his stock, Mr.

Morrow and his family received approximately $348,000 in cash, promissory notes valued at $140,000 due in eighteen months, and promissory notes valued at $1,030,000 due January 31, 2005. These notes bear interest at a rate of 1% over prime, with interest due quarterly and principal due upon maturity. The notes do not contain any conversion privileges. Additionally, on July 31, 1997, UTI acquired a total of 97,499 shares of United Trust Inc. common stock from Larry E. Ryherd and his family. Mr. Ryherd and his family received approximately $700,000 in cash and a promissory note valued at $251,000 due January 31, 2005. The acquisition of approximately 16% of Mr. Ryherd's stock holdings in United Trust Inc. was completed as a prerequisite to the convertible notes placed by other management personnel to reduce the total holdings of Mr. Ryherd and his family in UTI to make the stock more attractive to the investment community. Following the transaction, Mr. Ryherd and his family owned approximately 31% of the outstanding common stock of United Trust Inc. The market price of UTI common stock on July 31, 1997 was $6.00 per share. The stock acquired in the above transaction was from the largest two shareholders of UTI stock. There were no additional stated or unstated items or agreements relating to the stock purchase.

On July 31,1997, UTI entered into employment agreements with eight individuals, all officers or employees of UTI. The agreements have a term of three years, excepting the agreements with Mr. Ryherd and Mr. Melville, which have five-year terms. The agreements secure the services of these key individuals, providing UTI a stable management environment and positioning for future growth.


7.   STOCK OPTION PLANS

The Company has a stock option plan under which certain directors, officers and employees may be issued options to purchase up to 31,500 shares of common stock at $13.07 per share. Options become exercisable at 25% annually beginning one year after date of grant and expire generally in five years. In November 1992, 10,437 option shares were granted. At December 31, 1998, options for 451 shares were exercisable and options for 20,576 shares were available for grant. Options for 10,437 shares expired during 1997. No options were exercised during 1998.

A summary of the status of the Company's stock option plan for the three years ended December 31, 1998, and changes during the years ending on those dates is presented below.

                           1998            1997            1996
                            Exercise         Exercise          Exercise
                  Shares       Price Shares     Price Shares      Price
Outstanding  at
 beginning of year   451     $ 13.07 10,888   $ 13.07 10,888     $13.07
  Granted              0        0.00      0      0.00      0       0.00
  Exercised            0        0.00      0      0.00      0       0.00
  Forfeited            0        0.00 10,437     13.07      0       0.00
Outstanding at
 end of year         451     $ 13.07    451   $ 13.07 10,888     $13.07

Options exercisable
 at year end         451     $ 13.07    451   $ 13.07 10,888     $13.07

The following information applies to options outstanding at December 31, 1998:

  Number outstanding                             451
  Exercise price                             $ 13.07
  Remaining contractual life                 2 years

On January 15, 1991, the Company adopted an additional Non-Qualified Stock Option Plan under which certain employees and sales personnel may be granted options. The plan provides for the granting of up to 42,000 options at an exercise price of $.47 per share. The options generally expire five years from the date of grant. Options for 10,220 shares of common stock were granted in 1991, options for 1,330 shares were granted in 1993 and options for 301 shares were granted in 1995. A total of 11,620 option shares have been exercised as of December 31, 1998. At December 31, 1998, 231 options have been granted and are exercisable. No options were exercised during 1998.

  A summary of the status of the Company's stock option plan for the three years ended December 31, 1998, and changes during the years ending on those dates is presented below.

                           1998            1997            1996
                            Exercise        Exercise           Exercise
                  Shares       Price  Shares   Price  Shares      Price
Outstanding at
 beginning of year   231      $ 0.47     231 $  0.47     301      $0.47
  Granted              0        0.00       0    0.00       0       0.00
  Exercised            0        0.00       0    0.00     (70)      0.47
  Forfeited            0        0.00       0    0.00       0       0.00
Outstanding at
 end of year         231      $ 0.47     231 $  0.47     231     $ 0.47

Options exercisable
 at year end         231      $ 0.47     231 $  0.47     231     $ 0.47
Fair value of
 options granted
  during the year             $ 0.00         $  0.00             $ 0.00

The following information applies to options outstanding at December 31, 1998:

  Number outstanding                             231
  Exercise price                              $ 0.47
  Remaining contractual life                 2 years


8.   CONVERTIBLE DEBENTURES

In  early  1994,  UII received $902,300 from the sale of  Debentures.   The
Debentures were issued pursuant to an indenture between the Company and National City Bank (formerly First of America Bank - Southeast Michigan, N.A.), as trustee. The Debentures are general unsecured obligations of UII, subordinate in right of payment to any existing or future senior debt of UII. The Debentures are exchangeable and transferable, and are convertible at any time prior to March 31, 1999 into UII's Common Stock at a conversion price of $25.00 per share, subject to adjustment in certain events. The Debentures bear interest from March 31, 1994, payable quarterly, at a variable rate equal to one percentage point above the prime rate published in the Wall Street Journal from time to time. On or after March 31, 1999, the Debentures will be redeemable at UII's option, in whole or in part, at redemption prices declining from 103% of their principal amount. No sinking fund will be established to redeem Debentures. The Debentures will mature on March 31, 2004. The Debentures are not listed on any national securities exchange or the NASDAQ National Market System.


9.   REVERSE STOCK SPLIT

On May 13, 1997, UII effected a 1 for 14.2857 reverse stock split. Fractional shares received a cash payment on the basis of $0.70 for each old share. Prior period numbers have been restated to give effect of the reverse split.

10.  SUMMARIZED FINANCIAL INFORMATION OF UNITED TRUST GROUP, INC.

The following provides summarized financial information for the Company's 50% or less owned affiliate:


            ASSETS
                              December 31, 1998   December 31, 1997

Total investments               $ 216,247,582    $ 224,281,560
Cash and cash equivalents          25,867,577       15,763,639
Cost of insurance acquired         42,673,693       45,009,452
Other assets                       57,499,087       62,896,384
     TOTAL ASSETS               $ 342,287,939    $ 347,951,035

LIABILITIES AND SHAREHOLDERS' EQUITY
Policy liabilities              $ 268,054,867    $ 268,237,887
Notes payable                      17,559,482       19,081,602
Deferred taxes                      7,543,678       12,157,685
Other liabilities                   6,055,611        4,053,293
     TOTAL LIABILITIES            299,213,638      303,530,467
Minority interests in
 consolidated subsidiaries          9,749,693       10,130,024


Shareholders' equity
Common stock no par value          46,577,216       45,926,705
Authorized 10,000 shares - 100
issued
Accumulated other
comprehensive income                 (385,275)         (41,708)

Accumulated deficit               (12,867,333)     (11,594,453)

TOTAL SHAREHOLDERS' EQUITY         33,324,608       34,290,544
TOTAL LIABILITIES AND
 SHAREHOLDERS' EQUITY           $ 342,287,939    $ 347,951,035

                                     1998           1997           1996

Premiums and policy fees,
 net of reinsurance             $ 26,396,077   $ 28,639,245   $ 30,944,458
Net investment income             15,080,005     14,882,677     15,902,107
Other                             (1,101,219)      (171,304)      (370,454)
                                  40,374,863     43,350,618     46,476,111
Benefits, claims and
 settlement expenses              25,472,374     27,055,171     30,326,032
Other expenses                    20,914,833     16,776,537     22,953,093
                                  46,387,207     43,831,708     53,279,125
Loss before income tax and
 minority interest                (6,012,344)      (481,090)    (6,803,014)
Income tax credit (provision)      4,502,537       (571,999)     4,643,961
Minority interest in loss of
  consolidated subsidiaries          236,927        129,712        498,356
Net loss                        $ (1,272,880)  $   (923,377)  $ (1,660,697)

                                       40
11.  OTHER CASH FLOW DISCLOSURES

On a cash basis, UII paid $64,289, $85,155 and $84,027 in interest expense for the years 1998, 1997 and 1996, respectively. UII paid $0, $0 and $0 in federal income tax for 1998, 1997 and 1996, respectively.


12.  CONCENTRATION OF CREDIT RISK

The Company maintains cash balances in financial institutions that at times may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.


13.  NEW ACCOUNTING STANDARDS

The Financial Accounting Standards Board (FASB) has issued Statement of Financial Accounting Standards (SFAS) 128 entitled Earnings per share, which is effective for financial statements for fiscal years beginning after December 15, 1997. SFAS 128 specifies the computation, presentation, and disclosure requirements for earnings per share (EPS) for entities with publicly held common stock or potential common stock. The Statement's objective is to simplify the computation of earnings per share, and to make the U.S. standard for computing EPS more compatible with the EPS standards of other countries.

This statement was adopted for the 1997 Financial Statements. For all periods presented the Company reported a loss from continuing operations so any potential issuance of common shares would have an antidilutive effect on EPS. Consequently, the adoption of SFAS 128 did not have an impact on the Company's financial statement.

The FASB has issued SFAS 130 entitled Reporting Comprehensive Income, which is effective for financial statements for fiscal years beginning after December 15, 1997. SFAS 130 establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income includes all changes in shareholders' equity, except those arising from transactions with shareholders, and includes net income and net unrealized gains (losses) on securities. SFAS 130 was adopted as of January 1, 1998. Adopting the new standard required the Company to make additional disclosures in the financial statements, but did not affect the Company's financial position or results of operations.

All items of other comprehensive income reflect no related tax effect, since the Company has an allowance against the collection of any future tax benefits. In addition, there was no sale or liquidation of investments requiring a reclassification adjustment for the period presented.

The FASB has issued SFAS 131 entitled, Disclosures about Segments of an Enterprise and Related Information, which is effective for financial statements for fiscal years beginning after December 15, 1997. SFAS 131 requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly in deciding how to allocate resources and in assessing performance. SFAS 131 was adopted as of January 1, 1998. Adopting the new standard had no affect on the Company's financial position or results of operations, since the Company has no reportable operating segments.

The  FASB  has  issued  SFAS  132  entitled, Employers'  Disclosures  about
Pensions  and  Other  Postretirement  Benefits,  which  is  effective   for
financial statements for fiscal years beginning after December 15, 1997. SFAS 132 revises current disclosure requirements for employer provided post-retirement benefits. The statement does not change retirement measurement
or  recognition  issues.   SFAS 132 was adopted  as  of  January  1,  1998.
Adopting the new standard had no affect on the Company's financial position or results of operations, since the Company has no pension plan or other obligation for post-retirement benefits.

The FASB has issued SFAS 133 entitled, Accounting for Derivative Instruments and Hedging Activities, which is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a specific type of exposure hedge. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. The adoption of SFAS 133 is not expected to have a material effect on the Company's financial position or results of operations, since the Company has no derivative or hedging type investments.


14.  CHANGE IN CONTROL OF UNITED TRUST, INC.

On November 20, 1998, First Southern Funding, Inc., a Kentucky corporation, ("FSF") and affiliates acquired 929,904 shares of common stock of United Trust, Inc., an Illinois corporation, ("UTI") from UTI and certain UTI shareholders. As consideration for the shares, FSF paid UTI $10,999,995 and certain shareholders of UTI $999,990 in cash. FSF and affiliates employed working capital to make these purchases of common stock, including funds on hand and amounts drawn under existing lines of credit with Star Bank, NA. FSF borrowed $7,082,878 and First Southern Bancorp, Inc., an affiliate of FSF, borrowed $495,775 in making the purchases. FSF and affiliates expect to repay the borrowings through the sale of assets they currently own.

Details of the transaction can be outlined as follows: FSF acquired 389,715 shares of UTI common stock at $10.00 per share. These shares represented stock acquired during 1997 by UTI in private transactions. Additionally, FSF acquired 473,523 shares of authorized but unissued common stock at $15.00 per share. FSF acquired 66,666 shares of common stock from UTI CEO Larry Ryherd, and his family, at $15.00 per share. FSF has committed to purchase $2,560,000 of face amount of UTI convertible notes from certain officers and directors of UTI for a cash price of $3,072,000 by March 1, 1999. FSF is required to convert the notes to UTI common stock by July 31, 2000. UTI has granted, for nominal consideration, an irrevocable, exclusive option to FSF to purchase up to 1,450,000 shares of UTI common stock for a purchase price in cash equal to $15.00 per share, with such option to expire on July 1, 2001. UTI has also caused three persons designated by FSF to be appointed, as part of the maximum of 11, to the Board of Directors of UTI.

Following the transactions described above, and together with shares of UTI acquired on the market, FSF and affiliates currently own 1,073,577 shares of UTI common stock (43.1%) becoming the largest shareholder of UTI. Through the shares acquired and options owned, FSF can ultimately own over 51% of UTI. Mr. Jesse T. Correll is the majority shareholder of FSF, which is an affiliate of First Southern Bancorp, Inc., a bank holding company that owns a bank that operates out of 14 locations in central Kentucky.


15.  PROPOSED MERGER

On March 25, 1997, the Board of Directors of UTI and UII voted to recommend to the shareholders a merger of the two companies. Under the Plan of Merger, UTI would be the surviving entity with UTI issuing one share of its stock for each share held by UII shareholders.

UTI owns 53% of United Trust Group, Inc., an insurance holding company, and UII owns 47% of United Trust Group, Inc. At the time the decision to merge was made, neither UTI nor UII have any other significant holdings or business dealings. The Board of Directors of each company thus concluded a merger of the two companies would be in the best interests of the shareholders. The merger will result in certain cost savings, primarily related to costs associated with maintaining a corporation in good standing in the states in which it transacts business.

A vote of the shareholders of UTI and UII regarding the proposed merger is anticipated to occur sometime during the second quarter of 1999.
                                  42

16.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)


                                                 1998
                          1st             2nd             3rd         4th

Interest income       $  11,551      $   12,220      $   12,285   $  13,652
Interest income/affil.   20,488          20,708          20,972      21,149
Service agreement
 income                 237,358         197,581         227,868     172,538
Total revenues          287,351         250,471         276,404     220,697
Management fee/affil    142,415         116,226         139,022     103,544
Operating expenses       50,140          10,203          10,444       9,609
Interest expense         21,430          21,429          21,430      20,866
Operating income (loss)  73,366         102,613         105,508      86,678
Net income (loss)       105,177         225,221         328,299    (711,654)
Basic earnings (loss)
 per share                 0.08            0.16            0.24       (0.52)
Diluted earnings (loss)
 per share                 0.09            0.17            0.24       (0.52)

                                                1997
                          1st              2nd            3rd         4th

Interest income       $   2,659      $    2,680      $   10,806   $  10,982
Interest income/affil.   19,956          20,171          21,521      20,931
Service agreement
 income                 294,095         287,596         213,518     194,086
Total revenues          342,657         333,661         266,816     242,988
Management fee/affil    226,457         247,558         153,111     116,451
Operating expenses       50,318           9,682           9,912      10,261
Interest expense         20,866          21,430          21,429      21,430
Operating income         45,016          54,991          82,364      94,846
Net income (loss)        55,572          84,941        (136,852)    (82,977)
Basic earnings (loss)
 per share                 0.04            0.06           (0.10)      (0.06)
Diluted earnings (loss)
 per share                 0.05            0.07           (0.10)      (0.06)

                                          1996
                           1st            2nd             3rd         4th

Net investment income $   3,673      $    3,793      $    2,893   $   2,740
Interest income/affil.   18,078          20,717          20,249      20,389
Service agreement
 income                 536,604         459,454         406,952     164,881
Total revenues          583,627         535,094         456,715     215,511
Management fee/affil    421,963         425,672         294,170      98,930
Operating expenses       51,804          14,514          12,045      11,166
Interest expense         21,430          20,865          20,866      20,866
Operating income         88,430          74,043         129,634      84,549
Net income (loss)       235,469          50,795        (583,728)    (21,619)
Basic earnings (loss)
 per share                 0.01            0.00           (0.03)       0.00
Diluted earnings (loss)
 per share                 0.01            0.00           (0.03)       0.00

ITEM  9.   DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING  AND  FINANCIAL
           DISCLOSURE

           None

                                 PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF UII

                          THE BOARD OF DIRECTORS

In accordance with the laws of Ohio and the Certificate of Incorporation and Bylaws of UII as amended, the Company is managed by its executive officers under the direction of the Board of Directors. The Board elects executive officers, evaluates their performance, works with management in establishing business objectives and considers other fundamental corporate matters, such as the issuance of stock or other securities, the purchase or sale of a business and other significant corporate business transactions. In the fiscal year ended December 31, 1998, the Board met five times. All directors attended at least 75% of all meetings of the board except for Mr. Aveni.

The Board of Directors has an Audit Committee consisting of Messrs. Berschet, Melville and Teater. The Audit Committee reviews and acts or reports to the Board with respect to various auditing and accounting matters, the scope of the audit procedures and the results thereof, the internal accounting and control systems of UII, the nature of services performed for UII and the fees to be paid to the independent auditors, the performance of the UII's independent and internal auditors and the accounting practices of UII. The Audit Committee also recommends to the full Board of Directors the auditors to be appointed by the Board. The Audit Committee met once in 1998. All members were present with the exception of Mr. Teater.

The compensation of the UII's executive officers is determined by the full Board of Directors (see report on Executive Compensation).

Under the UII's Certificate of Incorporation, the Board of Directors may be comprised of between five and twenty-one directors. The Board currently has a fixed number of directors at nine. Shareholders elect Directors to serve for a period of one year at the UII's Annual Shareholders' meeting.

The following information with respect to business experience of the Board of Directors has been furnished by the respective directors or obtained from the records of UII.

DIRECTORS

NAME, AGE      POSITION WITH UII, BUSINESS EXPERIENCE AND OTHER DIRECTORSHIPS

Randall L. Attkisson  53
               Director  of  UII since  1998,  Chief  Financial
               Officer, Treasurer, Director of First Southern Bancorp, Inc. since 1986; Director of The Galilean Home, Liberty, KY since 1996; Treasurer, Director of First Southern Funding, Inc. since 1992; Director of The River Foundation, Inc. since
               1990; Treasurer, Director of Somerset Holdings, Inc. since 1987; President of Randall L. Attkisson & Associates from 1982 to 1986; Commissioner of Kentucky Department of Banking & Securities from 1980 to 1982; Self-employed Banking Consultant in Miami, FL from 1978 to 1980.

Vincent T. Aveni 72
               Director of UII since 1987; Chairman Emeritus  of
               Realty One, Inc. and co-developer of the Three Village Condominium; currently serving the Ohio Association of Realtors as a trustee; past President of Ohio Association of Realtors; past Regional Vice President of the Ohio and Michigan National Association Marketing Institute, and Farm and Land Institute.

Marvin W. Berschet 69
               Director of UII since 1987; self-employed  since
               1956; charter member of National Cattlemen's Association; Board member of Meat Export Federation for seven years and Chairman of Beef Council for three years; served on the National Livestock and Meat Board for 16 years; past President of Ohio Cattlemen's Association.

Jesse T. Correll 42
               Director of UII since 1998, Chairman, President,
               Director of First Southern Bancorp, Inc. since 1983; President, Director of First Southern Funding, Inc. since 1992; President, Director of Somerset Holdings, Inc. and Lancaster Life Reinsurance Company and First Southern Insurance Agency since 1987; President, Director of The River Foundation since 1990; President, Director of Dyscim Holdings Company, Inc. since 1990; Director or Adamas Diamond Corporation since 1980; Secretary, Director Lovemore Holding Company since 1987; President, Director of North Plaza of Somerset since 1990; Director of St. Joseph
               Hospital, Lexington, KY since 1997; Managing Partner of World Wide Minerals from 1978 to 1983.

James E. Melville 53
               Director, President and Chief Operating  Officer
               since July 1997; Chief Financial Officer of UII since 1993, Senior Executive Vice President of UII since September 1992; President of certain Affiliate Companies from May 1989 until September 1991; Chief Operating Officer of FCC from 1989 to September 1991; Chief Operating Officer of certain Affiliate Companies from 1984 until September 1991; Senior Executive Vice President of certain Affiliate Companies from 1984 until September 1989; Consultant to UTI and UTG from March to September, 1992; President and Chief Operating Officer of certain affiliate life insurance companies and Senior Executive Vice President of non-insurance affiliate companies since 1992.

Charlie E. Nash 70
               Director  of UII since 1987; Executive  Director  and
               State President of the Ohio Farmers Union; serves on the Board of Directors for National Farmers Union Uniform Pension Committee and a member of its Investment Committee for pension funds; Chairman of the Putnam County Board of Elections; serves on the Board of Directors of Farmers Union Ventures, Inc., Green Thumb, Inc. and Farmers Education Foundation; he is a farm owner.

Millard V. Oakley 68
               Director of UII since 1998, Presently serves on
               Board of Directors and Executive Committee of Thomas Nelson, a publicly held publishing company based in Nashville, TN; Director of First National Bank of the Cumberlands, Livingston-Cooksville, TN; Lawyer with limited law practice since 1980; State Insurance Commissioner for State of Tennessee from 1975 to 1979; Served as General Counsel, United States House of Representatives, Washington, D.C., Congressional Committee on Small Business from 1971-1973; Served four elective terms as County Attorney for Overton County, Tennessee; Elected delegate to National Democratic Convention in 1964; Served four elective terms in the Tennessee General Assembly from 1956 to 1964; Lawyer in Livingston, TN from 1953 to 1971; Elected to the Tennessee Constitutional Convention in 1952.

Larry E. Ryherd 58
               Chairman  of the Board of Directors since  1987,  CEO
               since 1992; UTI Chairman of the Board of Directors and a Director since 1984, CEO since 1991; Chairman, CEO and Director of UTG since 1992; President, CEO and Director of certain affiliate companies since 1992. Mr. Ryherd has served has Chairman of the Board, CEO, President and COO of certain affiliate life insurance companies since 1992.

Robert W. Teater 71
               Director of UII since 1987; Director of UTG and certain affiliate companies since 1992; member of Columbus School Board since 1991, President of Columbus School Board since 1992; President of Robert W. Teater and Associates, a comprehensive consulting firm in natural resources development and organization management since 1983.

EXECUTIVE OFFICERS OF UII

More detailed information on the following officers of UII appears under "The Board of Directors":

     Larry E. Ryherd    Chairman of the Board and Chief Executive Officer
     James E. Melville  President and Chief Operating Officer

Other officers of UII are set forth below:

NAME, AGE      POSITION WITH UII, BUSINESS EXPERIENCE AND OTHER DIRECTORSHIPS

George E. Francis  55
               Executive Vice President and Chief Administrative
               Officer since July 1997; Secretary of UII since February 1993; Director of certain Affiliate Companies since October 1992; Senior Vice President and Chief Administrative Officer of certain Affiliate Companies since 1989; Secretary of certain Affiliate Companies since March 1993; Treasurer and Chief Financial Officer of certain Affiliate Companies from 1984 until September 1992.

Theodore C. Miller 36
               Senior Vice President and Chief Financial Officer since July 1997; Vice President and Treasurer since October 1992; Vice President and Controller of certain Affiliate Companies from 1984 to 1992.

ITEM 11.  EXECUTIVE COMPENSATION UII

EXECUTIVE COMPENSATION TABLE

The following table sets forth certain information regarding compensation paid to or earned by UII's Chief Executive Officer and each of the Executive Officers of UII whose salary plus bonus exceeded $100,000 during each of UII's last three fiscal years. Compensation for services provided by the named executive officers to UII and its affiliates is paid by FCC as set forth in their employment agreements. (See Employment Contracts).

                        SUMMARY COMPENSATION TABLE

                              Annual Compensation (1)

                                                 Other Annual
Name and                                        Compensation (2)
Principal Position                 Salary($)           $

Larry E. Ryherd          1998         400,000         20,373
Chairman of the Board    1997         400,000         18,863
Chief Executive Officer  1996         400,000         17,681

James E. Melville        1998         238,200         31,956
President, Chief         1997         238,200         29,538
Operating Officer        1996         238,200         27,537

George E. Francis        1998         126,200          8,791
Executive Vice           1997         122,000          8,187
President, Secretary     1996         119,000          7,348


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

AGGREGATED  OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END  OPTION/SAR
VALUES

The following table summarizes for fiscal year ending, December 31, 1998, the number of shares subject to unexercised options and the value of unexercised options of the Common Stock of UTI held by the named executive
officers.   The values shown were determined by multiplying the  applicable number of unexercised share options by the difference between the per share market price on December 31, 1998 and the applicable per share exercise
price.   There were no options granted to the named executive officers  for the past three fiscal years.
                                Number of Securities    Value of Unexercised
             Number of          Underlying Unexercised  in the Money Options/
               Shares             Options/SARs            SARs at FY-End ($)
             Acquired on   Value     at FY-End (#)
             Exercise     Realized
                 (#)         ($)
Name                                Exerc-      Unexer-   Exerc-    Unexer-
                                     isable      cisable   isable    cisable

Larry E. Ryherd         -      -    13,800        -           -         -
James E. Melville       -      -    30,000        -           -         -
George E. Francis       -      -     4,600        -           -         -


COMPENSATION OF DIRECTORS

UII's standard arrangement for the compensation of directors provide that each director shall receive an annual retainer of $2,400, plus $300 for each meeting attended and reimbursement for reasonable travel expenses. UII's director compensation policy also provides that directors who are either employees of UII or directors or officers of First Southern Funding, LLC and affiliates do not receive any compensation for their services as directors except for reimbursement for reasonable travel expenses for attending each meeting; namely, Messrs Ryherd, Melville, Attkisson, Correll and Oakley.

EMPLOYMENT CONTRACTS

On July 31, 1997, Larry E. Ryherd entered into an employment agreement with FCC. Formerly, Mr. Ryherd had served as Chairman of the Board and Chief Executive Officer of UII and its affiliates. Pursuant to the agreement, Mr. Ryherd agreed to serve as Chairman of the Board and Chief Executive Officer of UII and in addition, to serve in other positions of the affiliated companies if appointed or elected. The agreement provides for an annual salary of $400,000 as determined by the Board of Directors. The term of the agreement is for a period of five years. Mr. Ryherd has deferred portions of his income under a plan entitling him to a deferred compensation payment on January 2, 2000 in the amount of $240,000 which includes interest at the rate of approximately 8.5% per year. Additionally, Mr. Ryherd was granted an option to purchase up to 13,800 of the Common Stock of UTI at $17.50 per share. The option is immediately exercisable and transferable. The option will expire December 31, 2000.

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

REPORT ON EXECUTIVE COMPENSATION

INTRODUCTION

The compensation of UII's executive officers is determined by the full Board of Directors. The Board of Directors strongly believes that UII's executive officers directly impact the short-term and long-term performance of UII. With this belief and the corresponding objective of making decisions that are in the best interest of UII's shareholders, the Board of Directors places significant emphasis on the design and administration of UII's executive compensation plans.

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

STOCK OPTIONS. One of UII's priorities is for the executive officers to be significant shareholders so that the interest of the executives are closely aligned with the interests of UII's other shareholders. The Board of Directors believes that this strategy motivates executives to remain focused on the overall long-term performance of UII. Stock options are granted at the discretion of the Board of Directors and are intended to be granted at levels within the competitive market range of comparable companies. During 1993, each of the named executive officers were granted options under their employment agreements for UTI's Common Stock as described in the Employment Contracts section. There were no options granted to the named executive officers during the last three fiscal years.

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


CHIEF EXECUTIVE OFFICER

Larry E. Ryherd has been Chairman of the Board and Chief Executive Officer since 1987 and Chairman of the Board of the Company's parent, UTI, since 1984. The Board of Directors used the same compensation plan elements described above for all executive officers to determine Mr. Ryherd's 1998 compensation.

In setting both the cash-based and equity-based elements of Mr. Ryherd's compensation, the Board of Directors made an overall assessment of Mr. Ryherd's leadership in achieving UII's long-term strategic and business goals.

Mr. Ryherd's base salary reflects a consideration of both competitive forces and UII's performance. The Board of Directors does not assign specific weights to these categories.

UII surveys total cash compensation for chief executive officers of the same group of companies described under "Base Salary" above. Based upon its survey, UII then determines a median around which it builds a competitive range of compensation for the CEO. As a result of this review, the Board of Directors concluded that Mr. Ryherd's base salary was in the low end of the competitive market, and his total direct compensation (including stock incentives) was competitive for CEOs running companies comparable in size and complexity to UII.

The Board of Directors considered UII's financial results as compared to other companies within the industry, financial performance for fiscal 1998 as compared to fiscal 1997, UII's progress as it relates to UII's growth through acquisitions and simplification of the organization, the fact that since UII does not have a Chief Marketing Officer, Mr. Ryherd assumes additional responsibilities of the Chief Marketing Officer, and Mr. Ryherd's salary history, performance ranking and total compensation history.

Through fiscal 1998, Mr. Ryherd's annual salary was $400,000, the amount the Board of Directors set in January 1997. Following a review of the above factors, the Board of Directors decided to recognize Mr. Ryherd's performance by placing a greater emphasis on long-term incentive awards, and therefore retained Mr. Ryherd's base salary at $400,000.

CONCLUSION.

The Board of Directors believes the mix of structured employment agreements with certain key executives, conservative market based salaries, competitive cash incentives for short-term performance and the potential for equity-based rewards for long term performance represents an appropriate balance. This balanced Executive Compensation Plan provides a competitive and motivational compensation package to the executive officer team necessary to continue to produce the results UII strives to achieve. The Board of Directors also believes the Executive Compensation Plan addresses both the interests of the shareholders and the executive team.

                            BOARD OF DIRECTORS

               Randall L. Attkisson     Charlie E. Nash
               Vincent T. Aveni         Millard V. Oakley
               Marvin W. Berschet       Larry E. Ryherd
               Jesse T. Correll         Robert W. Teater
               James E. Melville

PERFORMANCE GRAPH

The following graph compares the cumulative total shareholder return on UII's Common Stock during the five fiscal years ended December 31, 1998, with the cumulative total return on the NASDAQ Composite Index Performance and the NASDAQ Insurance Stock Index (1):

            1993    1994    1995    1996    1997    1998
UII          100      92      92      40      32      34
NASDAQ       100      98     138     170     209     293
NASDAQ
 Insurance   100      94     134     153     223     199

(1)UII selected the NASDAQ Composite Index Performance as an appropriate comparison because UII's Common Stock is not listed on any exchange but UII's Common Stock is traded in the over-the-counter market.
   Furthermore, UII selected the NASDAQ Insurance Stock Index as the second comparison because there is no similar single "peer company" in the NASDAQ system with which to compare stock performance and the closest additional line-of-business index which could be found was the NASDAQ Insurance Stock Index. Trading activity in UII's Common Stock is limited, which may be in part a result of UII's low profile from not being listed on any exchange, and its reported operating losses. UII has experienced a tremendous growth rate over the period shown in the Return Chart with assets growing from approximately $9 million in 1991 to approximately $13 million in 1998. The growth rate has been the result of acquisitions of other companies and new insurance writings. UII has incurred costs of conversions and administrative consolidations associated with the acquisitions which has contributed to the operating losses. The Return Chart is not intended to forecast or be indicative of possible future performance of UII's stock.

The foregoing graph shall not be deemed to be incorporated by reference into any filing of UII under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that UII specifically incorporates such information by reference.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The following persons served as directors of UII during 1998 and were officers or employees of UII or its affiliates during 1998: James E. Melville and Larry E. Ryherd. Accordingly, these individuals have participated in decisions related to compensation of executive officers of UII and its affiliates.

During 1998, Larry E. Ryherd, James E. Melville and George E. Francis, executive officers of UII, were also members of the Board of Directors of FCC, two of whose executive officers served on the Board of Directors of
UII:  Messrs. Melville and Ryherd.

During 1998, Larry E. Ryherd and James E. Melville, executive officers of UII, were also members of the Board of Directors of UTI, two of whose executive officers served on the Board of Directors of UII: Messrs. Melville, and Ryherd.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT OF
          UII

                      PRINCIPLE HOLDERS OF SECURITIES

The following tabulation sets forth the name and address of the entity known to be the beneficial owners of more than 5% of UII's Common Stock and shows: (i) the total number of shares of Common Stock beneficially owned by such person as of December 31, 1998 and the nature of such ownership; and (ii) the percent of the issued and outstanding shares of Common Stock so owned as of the same date.


Title                             Number of Shares        Percent
Of        Name and Address         and Nature of             of
Class     of Beneficial Owner   Beneficial Ownership       Class

Common     United Trust, Inc. (1)(2)      565,766            40.6%.
Stock no   5250 South Sixth Street
par value  Springfield, IL 62703

(1) Because Larry E. Ryherd owns 501,701 shares of UTI's Common Stock (19.6%), and UTI owns 565,766 shares of UII Common Stock (40.6%) Mr. Ryherd may be considered a beneficial owner of UII; however, Mr. Ryherd disclaims any beneficial interest in the shares of UII owned by UTI as UTI's board of directors controls the voting and investment decisions regarding such shares.

(2) First  Southern  Funding,  LLC  &  Affiliates   owns  1,054,440  shares
  of UTI's Common Stock (42.3%) and UTI owns 565,776 shares of UII Common Stock (40.6%), and because Jesse T. Correll owns 83% of First Southern Funding, LLC, Mr. Correll may be considered a beneficial owner of UII.

SECURITY OWNERSHIP OF MANAGEMENT OF UII

The following tabulation shows with respect to each of the directors and nominees of UII, with respect to UII's chief executive officer and each of UII's executive officers whose salary plus bonus exceeded $100,000 for fiscal 1998, and with respect to all executive officers and directors of UII as a group: (i) the total number of shares of all classes of stock of UII or any of its parents or affiliates, beneficially owned as of December 31, 1998 and the nature of such ownership; and (ii) the percent of the issued and outstanding shares of stock so owned as of the same date.

Title  Directors, Named ExecutiveNumber of Shares    Percent
 of   Officers, & All Directors &and Nature of          of
ClassExecutive Officers as a Group Ownership          Class

UTI's       Randall L. Attkisson         0              *
Common      Vincent T. Aveni             0              *
Stock, no   Jesse T. Correll             0 (1)          *
Par value   Marvin W. Berschet           0              *
            George E. Francis        4,600 (2)          *
            James E. Melville       52,500 (3)         2.0%
            Charlie E. Nash              0              *
            Millard V. Oakley        9,000              *
            Larry E. Ryherd        501,701 (4)        19.6%
            Robert W. Teater             0              *
            All directors and
            executive officers as
            a group (ten in number)567,801            21.8%

FCC's       Randall L. Attkisson         0              *
Common      Vincent T. Aveni             0              *
Stock,$1.00 Marvin W. Berschet           0              *
Par value   Jesse T. Correll             0              *
            George E. Francis            0              *
            James E. Melville          544 (5)          *
            Charlie E. Nash              0              *
            Millard V. Oakley            0              *
            Larry E. Ryherd              0              *
            Robert W. Teater             0              *
            All directors and
            executive officers as a
            group (ten in number)      544              *

UII's       Randall L. Attkisson         0              *
Common      Vincent T. Aveni         7,716 (6)          *
Stock, no   Marvin W. Berschet       7,161 (7)          *
Par value   Jesse T. Correll             0              *
            George E. Francis            0              *
            James E. Melville            0              *
            Charlie E. Nash          7,052              *
            Millard V. Oakley            0              *
            Larry E. Ryherd         47,250 (8) (9)      *
            Robert W. Teater         7,380 (10)         *
            All directors and executive
            officers as a group
            (ten in number)         76,559            5.5%

(1)In addition, Mr. Correll is a director and officer of First Southern Funding, LLC & Affiliates which own 1,054,440 shares (42.34%) of UTI. (See Principle Holders of Securities)

(2)Includes 4,600 shares which may be acquired upon the exercise of outstanding stock options.

(3)James E. Melville owns 2,500 shares individually and 14,000 shares jointly with his spouse. Includes: (i) 3,000 shares of UTI's Common Stock which are held beneficially in trust for his daughter, namely Bonnie J. Melville; (ii) 3,000 shares of UTI's Common Stock, 750 shares of which are in the name of Matthew C. Hartman, his nephew; 750 shares of which are in the name of Zachary T. Hartman, his nephew; 750 shares of which are in the name of Elizabeth A. Hartman, his niece; and 750 shares of which are in the name of Margaret M. Hartman, his niece; and
   (iii) 30,000 shares which may be acquired by James E. Melville upon exercise of outstanding stock options.

(4)Larry E. Ryherd owns 181,091 shares of UTI's Common Stock in his own name. Includes: (i) 150,050 shares of UTI's Common Stock in the name of Dorothy LouVae Ryherd, his wife; ii) 150,000 shares of UTI's Common Stock which are held beneficially in trust for the three children of Larry E. Ryherd and Dorothy LouVae Ryherd, namely Shari Lynette Serr, Derek Scott Ryherd and Jarad John Ryherd; (iii) 4,600 shares of UTI's Common Stock, 2,700 shares of which are in the name of Shari Lynette Serr, 1,900 shares of which are in the name of Jarad John Ryherd; (iv) 2,000 shares held by Dorothy LouVae Ryherd, his wife as custodian for granddaughter, (v) 160 shares held by Larry E. Ryherd as custodian for granddaughter; and (vi) 13,800 shares which may be acquired by Larry E. Ryherd upon exercise of outstanding stock options.

(5)James E. Melville owns 168 shares individually and 376 shares jointly with his spouse.

(6)Includes 272 shares owned directly by Mr. Aveni's brother and 210 shares owned directly by Mr. Aveni's son.

(7)Includes 42 shares owned directly by each of Mr. Berschet's two sons and 77 shares owned directly by Mr. Berschet's daughter, a total of 161 shares.

(8)Includes 47,250 shares beneficially in trust for the three children of Larry E. Ryherd and Dorothy LouVae Ryherd, namely Shari Lynette Serr, Derek Scott Ryherd and Jarad John Ryherd.

(9)In addition, Mr. Ryherd is a director and officer of UTI, who owns 565,766 shares (29.9%) of the Company. Mr. Ryherd disclaims any beneficial interest in the shares of the Company owned by UTI as the UTI board of directors controls the voting and investment decisions regarding such shares.

(10)Includes  210  shares  owned directly  by  Mr.  Teater's spouse.

   * Less than 1%.

Except as indicated above, the foregoing persons hold sole voting and investment power.

Directors and officers of UII file periodic reports regarding ownership of UII securities with the Securities and Exchange Commission pursuant to
Section 16(a) of the Securities Exchange Act of 1934 as amended, and the rules promulgated thereunder.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Under the current structure, FCC pays a majority of the general operating expenses of the affiliated group. FCC then receives management, service fees and reimbursements from the various affiliates.

UII has a service agreement with USA. The agreement was originally established upon the formation of USA which was a 100% owned subsidiary of UII. Changes in the affiliate structure have resulted in USA no longer being a direct subsidiary of UII, though still a member of the same affiliated group. The original service agreement has remained in place without modification. USA is to pay UII monthly fees equal to 22% of the amount of collected first year premiums, 20% in second year and 6% of the renewal premiums in years three and after. UII has a subcontract agreement with UTI to perform services and provide personnel and facilities. The services included in the agreement are claim processing, underwriting, processing and servicing of policies, accounting services, agency services, data processing and all other expenses necessary to carry on the business of a life insurance company. UII's subcontract agreement with UTI states that UII is to pay UTI monthly fees equal to 60% of collected service fees from USA as stated above. The service fees received from UII are recorded in UTI's financial statements as other income.

On January 1, 1993, FCC entered into an agreement with UG pursuant to which FCC provides management services necessary for UG to carry on its business. In addition to the UG agreement, FCC and its affiliates have either directly or indirectly entered into management and/or cost-sharing arrangements for FCC's management services. FCC received net management fees of $8,793,905, $9,893,321 and $9,927,000 under these arrangements in 1998, 1997 and 1996, respectively. UG paid $8,018,141, $8,660,481 and
$9,626,559 to FCC in 1998, 1997 and 1996, respectively.

USA  paid $835,345, $989,295 and $1,567,891 under their agreement with  UII for  1998,  1997 and 1996, respectively.  UII paid $501,207,  $593,577  and
$940,734 under their agreement with UTI for 1998, 1997 and 1996, respectively. Additionally, UII paid FCC $0, $150,000 and $300,000 in 1998, 1997 and 1996, respectively for reimbursement of costs attributed to UII. These reimbursements are reflected as a credit to general expenses.

Respective domiciliary insurance departments have approved the agreements of the insurance companies and it is Management's opinion that where applicable, costs have been allocated fairly and such allocations are based upon generally accepted accounting principles. The costs paid by UTI for services include costs related to the production of new business, which are deferred as policy acquisition costs and charged off to the income statement through "Amortization of deferred policy acquisition costs". Amounts recorded by USA as deferred acquisition costs are no greater than what would have been recorded had all such expenses been directly incurred by USA. Also included are costs associated with the maintenance of existing policies that are charged as current period costs and included in "general expenses".

On July 31, 1997, United Trust Inc. issued convertible notes for cash received totaling $2,560,000 to seven individuals, all officers or employees of United Trust Inc. The notes bear interest at a rate of 1% over prime, with interest payments due quarterly and principal due upon maturity of July 31, 2004. The conversion price of the notes are graded from $12.50 per share for the first three years, increasing to $15.00 per share for the next two years and increasing to $20.00 per share for the last two years. Conditional upon the seven individuals placing the funds with UTI were the acquisition by UTI of a portion of the holdings of UTI owned by Larry E. Ryherd and his family and the acquisition of common stock of UTI and UII held by Thomas F. Morrow and his family and the simultaneous retirement of Mr. Morrow. Neither Mr. Morrow nor Mr. Ryherd was a party to the convertible notes. On March 1, 1999, the individuals holding the convertible notes sold their interests in said notes to First Southern Bancorp, Inc. in private transactions.

Approximately $1,048,000 of the cash received from the issuance of the convertible notes was used to acquire stock holdings of United Trust Inc. and United Income, Inc. of Mr. Morrow and to acquire a portion of the United Trust Inc. holdings of Larry E. Ryherd and his family. The remaining cash received will be used by UTI to provide additional operating liquidity and for future acquisitions of life insurance companies. On July 31, 1997, UTI acquired a total of 126,921 shares of United Trust Inc.
common stock and 47,250 shares of United Income, Inc. common stock from Thomas F. Morrow and his family. Mr. Morrow simultaneously retired as an executive officer of UTI and its affiliates. Mr. Morrow will remain as a member of the Board of Directors of UTI. In exchange for his stock, Mr. Morrow and his family received approximately $348,000 in cash, promissory notes valued at $140,000 due in eighteen months, and promissory notes valued at $1,030,000 due January 31, 2005. These notes bear interest at a rate of 1% over prime, with interest due quarterly and principal due upon maturity. The notes do not contain any conversion privileges. Additionally, on July 31, 1997, UTI acquired a total of 97,499 shares of United Trust Inc. common stock from Larry E. Ryherd and his family. Mr. Ryherd and his family received approximately $700,000 in cash and a promissory note valued at $251,000 due January 31, 2005. The acquisition of approximately 16% of Mr. Ryherd's stock holdings in United Trust Inc. was completed as a prerequisite to the convertible notes placed by other management personnel to reduce the total holdings of Mr. Ryherd and his family in UTI to make the stock more attractive to the investment community. Following the transaction, Mr. Ryherd and his family owned approximately 31% of the outstanding common stock of United Trust Inc. The market price of UTI common stock on July 31, 1997 was $6.00 per share. The stock acquired in the above transaction was from the largest two shareholders of UTI stock. There were no additional stated or unstated items or agreements relating to the stock purchase.

On July 31,1997, UTI entered into employment agreements with eight individuals, all officers or employees of UTI. The agreements have a term of three years, excepting the agreements with Mr. Ryherd and Mr. Melville, which have five-year terms. The agreements secure the services of these key individuals, providing UTI a stable management environment and positioning for future growth.

YEAR 2000 ISSUE

The "Year 2000 Issue" is the inability of computers and computing technology to recognize correctly the Year 2000 date change. The problem results from a long-standing practice by programmers to save memory space by denoting Years using just two digits instead of four digits. Thus, systems that are not Year 2000 compliant may be unable to read dates correctly after the Year 1999 and can return incorrect or unpredictable results. This could have a significant effect on UTI and UII's business/financial systems as well as products and services, if not corrected.

UTI and UII established a project to address year 2000 processing concerns in September of 1996. In 1997 UTI and UII completed the review of UTI and UII's internally and externally developed software, and made corrections to all year 2000 non-compliant processing. UTI and UII also secured verification of current and future year 2000 compliance from all major external software vendors. In December of 1997, a separate computer operating environment was established with the system dates advanced to December of 1999. A parallel model office was established with all dates in the data advanced to December of 1999. Parallel model office processing is being performed using dates from December of 1999 to January of 2001, to insure all year 2000 processing errors have been corrected. Testing should be completed by the end of the first quarter of 1998. After testing is completed, periodic regression testing will be performed to monitor continuing compliance. By addressing year 2000 compliance in a timely manner, compliance will be achieved using existing staff and without significant impact on UTI and UII operationally or financially.


CHANGE IN CONTROL OF UNITED TRUST, INC.

On November 20, 1998, First Southern Funding, LLC., a Kentucky corporation, ("FSF") and affiliates acquired 929,904 shares of common stock of United Trust, Inc., an Illinois corporation, ("UTI") from UTI and certain UTI shareholders. As consideration for the shares, FSF paid UTI $10,999,995 and certain shareholders of UTI $999,990 in cash. FSF and affiliates employed working capital to make these purchases of common stock, including funds on hand and amounts drawn under existing lines of credit with Star Bank, NA. FSF borrowed $7,082,878 and First Southern Bancorp, Inc., an affiliate of FSF, borrowed $495,775 in making the purchases. FSF and affiliates expect to repay the borrowings through the sale of assets they currently own.

Details of the transaction can be outlined as follows: FSF acquired 389,715 shares of UTI common stock at $10.00 per share. These shares represented stock acquired during 1997 by UTI in private transactions. Additionally, FSF acquired 473,523 shares of authorized but unissued common stock at $15.00 per share. FSF acquired 66,666 shares of common stock from UTI CEO Larry Ryherd, and his family, at $15.00 per share. FSF has committed to purchase $2,560,000 of face amount of UTI convertible notes from certain officers and directors of UTI for a cash price of $3,072,000 by March 1, 1999. FSF is required to convert the notes to UTI common stock by July 31, 2000. UTI has granted, for nominal consideration, an irrevocable, exclusive option to FSF to purchase up to 1,450,000 shares of UTI common stock for a purchase price in cash equal to $15.00 per share, with such option to expire on July 1, 2001. UTI has also caused three persons designated by FSF to be appointed, as part of the maximum of 11, to the Board of Directors of UTI.

Following the transactions described above, and together with shares of UTI previously owned, FSF and affiliates currently own 1,035,165 shares of UTI common stock (41.6%) becoming the largest shareholder of UTI. Through the shares acquired and options owned, FSF can ultimately own over 51% of UTI. Mr. Jesse T. Correll is the majority shareholder of FSF, which is an affiliate of First Southern Bancorp, Inc., a bank holding company that owns a bank that operates out of 14 locations in central Kentucky.
                                  54

PROPOSED MERGER

On March 25, 1997, the Board of Directors of UTI and UII voted to recommend to the shareholders a merger of the two companies. Under the Plan of Merger, UTI would be the surviving entity issuing one share of its stock for each share held by UII shareholders.

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

A vote of the shareholders of UTI and UII regarding the proposed merger is anticipated to occur sometime during the second quarter of 1999.


RELATIONSHIP WITH INDEPENDENT PUBLIC ACCOUNTANTS

Kerber, Eck and Braeckel LLP served as the Company's independent certified public accounting firm for the fiscal year ended December 31, 1998 and for fiscal year ended December 31, 1997. In serving its primary function as outside auditor for the Company, Kerber, Eck and Braeckel LLP performed the following audit services: examination of annual financial statements; assistance and consultation on reports filed with the Securities and Exchange Commission and; assistance and consultation on separate financial reports filed with the State insurance regulatory authorities pursuant to certain statutory requirements.



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

  On December 2, 1998, the Company filed a form 8-K regarding change in control.


(c) Exhibits:

 Index to Exhibits (See Page 56-57).

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

10(f)    (3)     $8,900,000 Term Note of First Commonwealth Corporation  to
                 First of America Bank - Illinois, N.A. dated May 8, 1996.

10(g)    (3)     Coinsurance  Agreement dated September  30,  1996  between
                 Universal  Guaranty Life Insurance Company and First
                 International Life Insurance Company, including assumption reinsurance agreement exhibit and amendments.

10(h)    (4)     Employment  Agreement dated as of July  31,  1997  between
                 Larry E. Ryherd and First Commonwealth Corporation

10(i)    (4)     Employment  Agreement dated as of July  31,  1997  between
                 James E. Melville and First Commonwealth Corporation

10(j)    (4)     Employment  Agreement dated as of July  31,  1997  between
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

FOOTNOTE

         (1) Incorporated by reference from the Company's Registration Statement on Form 10, File No. 0-18540, filed on April 30, 1990.

         (2) Incorporated by reference from the Company's Annual Report on Form 10-K, File No. 0-18540, as of December 31, 1991.

         (3) Incorporated by reference from the Company's Annual Report on Form 10-K, File No. 0-18540, as of December 31, 1996.

         (4) Incorporated by reference from the Company's Annual Report on Form 10-K, File No. 0-18540, as of December 31, 1997.

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                         UNITED INCOME, INC.
                              Registrant


/s/   Randall L. Attkisson                               Date: March 23, 1999
Randall L. Attkisson, Director


                                                         Date: March 23, 1999
Vincent T. Aveni, Director


/s/   Marvin  W. Berschet                                Date: March 23, 1999
Marvin W. Berschet, Director


/s/   Jesse T. Correll                                   Date: March 23, 1999
Jesse T. Correll, Director


                                                         Date: March 23, 1999
Charlie E. Nash, Director


/s/   Millard V. Oakley                                  Date: March 23, 1999
Millard V. Oakley, Director


/s/   Larry E. Ryherd                                    Date: March 23, 1999
Larry E. Ryherd, Chairman of the
 Board, Chief Executive Officer,
 and Director


/s/   Robert W. Teater                                   Date: March 23, 1999
Robert W. Teater, Director


/s/   James E. Melville                                  Date: March 23, 1999
James E. Melville, Chief Operating
 Officer; President and Director


/s/   Theodore C. Miller                                 Date: March 23, 1999
Theodore C. Miller, Chief Financial
 Officer