Form 10-Q
period 1999-03-31
UNITED INCOME INC
filed 1999-05-13
CIK 863138

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


(Mark One)

[X]      QUARTERLY REPORT UNDER SECTION 13 AND 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to


                           Commission File No. 0-18540

                               UNITED INCOME, INC.
                               -------------------
             (Exact name of registrant as specified in its charter)

              Ohio                                                37-1224044
              ----                                                ----------
(State or other jurisdiction of                                (I.R.S. Employer
 incorporation or organization)                              Identification No.)


                             5250 SOUTH SIXTH STREET
                                  P.O. BOX 5147
                              SPRINGFIELD, IL 62705
                              ---------------------
               (Address of principal executive offices) (Zip Code)


Registrant's telephone number, including area code: (217) 241-6300



         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


The number of shares outstanding of the registrant's common stock as of April 30, 1999, was 1,391,919

                               UNITED INCOME, INC.
                                 (The "Company")



                                TABLE OF CONTENTS


PART 1.  FINANCIAL INFORMATION.................................................3


   ITEM 1. FINANCIAL STATEMENTS................................................3

     Balance Sheets as of March 31, 1999 and December 31, 1998.................3
     Statements of Operations for the three months ended
       March 31, 1999 and 1998.................................................4
     Statement of Shareholders'Equity for the Period ended March 31, 1999......5
     Statements of Cash Flows for the three months ended
       March 31, 1999 and 1998.................................................6
     Notes to Financial Statements.............................................7

   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AN
            RESULTS OF OPERATIONS.............................................13


   ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK........17


PART II.  OTHER INFORMATION...................................................19


   ITEM 1.  LEGAL PROCEEDINGS.................................................19


   ITEM 2.  CHANGE IN SECURITIES..............................................19


   ITEM 3.  DEFAULTS UPON SENIOR SECURITIES...................................19


   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............19


   ITEM 5.  OTHER INFORMATION.................................................19


   ITEM 6.  EXHIBITS..........................................................19


SIGNATURES....................................................................20

                          PART 1. FINANCIAL INFORMATION
                          Item 1. Financial Statements

                               UNITED INCOME, INC.

                                  Balance Sheet
---------------------------------------------------------------------------------------------------------------

                                                                            March 31,           December 31,
                                                                               1999                 1998
                                                                         ----------------    -----------------
      ASSETS

Cash and cash equivalents                                             $           426,994  $           368,692
Mortgage loans                                                                    169,663              170,052
Notes receivable from affiliate                                                 1,364,100            1,364,100
Accrued interest income                                                            14,634               13,629
Property and equipment (net of accumulated
   depreciation $50,143 and $50,038)                                                  339                  444
Investment in affiliates                                                       10,681,758           10,697,626
Receivable from affiliate, net                                                          0               22,244
Other assets (net of accumulated
  amortization $185,068 and $175,826)                                                   0                9,242
                                                                         =================    =================
           Total assets                                               $        12,657,488  $        12,646,029
                                                                         =================    =================




LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities and accruals:
   Notes payable                                                       $          902,300  $           902,300
   Payable to affiliates, net                                                         106                    0
   Other liabilities                                                                7,928               22,209
                                                                         -----------------    -----------------
           Total liabilities                                                      910,334              924,509
                                                                         -----------------    -----------------

Shareholders' equity:
Common stock - no par value, stated value $.033
   per share.  Authorized 2,310,001 shares -  1,391,919
   and 1,391,919 shares issued after deducting
   treasury shares of 177,590 and 177,590                                          45,934               45,934
Additional paid-in capital                                                     15,242,365           15,242,365
Accumulated deficit                                                            (3,340,124)          (3,385,700)
Unrealized depreciation of investments
   held for sale of affiliate                                                    (201,021)            (181,079)
                                                                         -----------------    -----------------
           Total shareholders' equity                                          11,747,154           11,721,520
                                                                         -----------------    -----------------
           Total liabilities and shareholders' equity                 $        12,657,488  $        12,646,029
                                                                         =================    =================

                            See accompanying notes.


                               UNITED INCOME, INC.

                             Statement of Operations
-------------------------------------------------------------------------------------------------------------------



                                                                                      Three Months Ended
                                                                                March 31,            March 31,
                                                                                   1999                 1998
                                                                            -----------------    -----------------

Revenues:

   Interest income                                                        $             8,083  $            11,551
   Interest income from affiliates                                                     28,312               20,488
   Service agreement income from affiliates                                           225,385              237,358
   Other income from affiliates                                                        14,251               17,954
   Other income                                                                           218                    0
                                                                             -----------------    -----------------
                                                                                      276,249              287,351



Expenses:

   Management fee to affiliate                                                        165,231              142,415
   Operating expenses                                                                  49,778               50,140
   Interest expense                                                                    19,738               21,430
                                                                             -----------------    -----------------
                                                                                      234,747              213,985
Income before provision for income
   taxes and equity income of investees                                                41,502               73,366
Provision for income taxes                                                                  0                    0
Equity in income of investees                                                           4,074               31,811
                                                                             -----------------    -----------------

Net income                                                                $            45,576  $           105,177
                                                                             =================    =================


Basic earnings per share from continuing operations
   and net income                                                         $              0.03  $              0.08
                                                                             =================    =================

Diluted earnings per share from continuing operations
   and net income                                                         $              0.03  $              0.09
                                                                             =================    =================

Basic weighted average shares outstanding                                           1,391,919            1,391,919
                                                                             =================    =================

Diluted weighted average shares outstanding                                         1,392,150            1,428,242
                                                                             =================    =================


                            See accompanying notes.
                                       4




                               UNITED INCOME, INC.
                  Statement of Changes in Shareholders' Equity
                       For the Period ended March 31,1999
------------------------------------------------------------------------------------------------------------------------


Common stock
  Balance, beginning of year                                 $            45,934
  Issued during year                                                           0
  Purchase treasury stock                                                      0
                                                               ------------------
  Balance, end of period                                                  45,934
                                                               ------------------

Additional paid-in capital
  Balance, beginning of year                                          15,242,365
  Issued during year                                                           0
  Purchase treasury stock                                                      0
                                                               ------------------
  Balance, end of period                                              15,242,365
                                                               ------------------

Accumulated deficit
  Balance, beginning of year                                          (3,385,700)
  Net income                                                              45,576       $            45,576
                                                               ------------------        ------------------
   Balance, end of period                                             (3,340,124)
                                                               ------------------

Accumulated other comprehensive income
  Balance, beginning of year                                            (181,079)
  Unrealized depreciation on securities                                                            (19,942)
  Foreign currency translation adjustments                                                               0
  Minimum pension liability adjustment                                                                   0
                                                                                         ------------------
  Other comprehensive income                                             (19,942)                  (19,942)
                                                               ------------------        ------------------
  Comprehensive income                                                                 $            25,634
                                                                                         ==================
  Balance, end of period                                                (201,021)
                                                               ------------------

Total shareholder's equity, end of period                    $        11,747,154
                                                               ==================

                            See accompanying notes.
                                       5




                               UNITED INCOME, INC.

                             Statement of Cash Flows
---------------------------------------------------------------------------------------------------------------------------

                                                                                       Three Months Ended
                                                                                          March 31,           March 31,
                                                                                            1999                1998
                                                                                       ----------------    ----------------

Increase  (decrease)  in cash and cash  equivalents
   Cash flows  from  operating activities:
      Net income                                                                    $           45,576  $          105,177
   Adjustments to reconcile net income to net
      cash provided by operating activities:
      Depreciation and amortization                                                              9,346               9,516
      Accretion of discount on mortgage loan                                                       (65)                (65)
      Equity in  income of investees                                                            (4,074)            (31,811)
   Changes in assets and liabilities:
      Change in accrued interest income                                                         (1,005)                 72
      Change in indebtedness of affiliates                                                      22,350             (62,284)
      Change in other liabilities                                                              (14,280)              9,030
                                                                                       ----------------    ----------------
Net cash provided by operating activities                                                       57,848              29,635


Cash flows from investing activities:
   Purchase of investments in affiliates                                                             0              (6,125)
   Payments received on mortgage loans                                                             454                 420
                                                                                       ----------------    ----------------
Net cash provided by (used in) investing activities                                                454              (5,705)


Net increase in cash and cash equivalents                                                       58,302              23,930
Cash and cash equivalents at beginning of period                                               368,692             710,897
                                                                                       ----------------    ----------------

Cash and cash equivalents at end of period                                          $          426,994  $          734,827
                                                                                       ================    ================

                            See accompanying notes.
                                       6

                               UNITED INCOME, INC.

                          Notes to Financial Statements


1.       BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared by United Income Inc. pursuant to the rules and regulations of the Securities and Exchange Commission. Although UII believes the disclosures are adequate to make the information presented not be misleading, it is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto presented in UII's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1998.

The information furnished reflects, in the opinion of UII, all adjustments (which include only normal and recurring accruals) necessary for a fair presentation of the results of operations for the periods presented. Operating results for interim periods are not necessarily indicative of operating results to be expected for the year or of UII's future financial condition.

At March 31, 1999, the affiliates of United Income Inc. were as depicted on the following organizational chart.

                   ORGANIZATIONAL CHART AS OF MARCH 31, 1999



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

2.       STOCK OPTION PLANS

UII has a stock option plan under which certain directors, officers and employees may be issued options to purchase up to 31,500 shares of common stock at $13.07 per share. Options become exercisable at 25% annually beginning one year after date of grant and expire generally in five years. In November 1992, 10,437 option shares were granted. At March 31, 1999, options for 451 shares were exercisable and options for 20,576 shares were available for grant. No options were exercised during 1999.

A summary of the status of UII's stock option plan for the periods ended March 31, 1999 and December 31, 1998, and changes during the periods ending on those dates is presented below.

                                                  March 30, 1999            December 31, 1998
                                                  --------------            -----------------
                                                        Exercise                     Exercise
                                             Shares        Price          Shares        Price
                                             ------        -----          ------        -----

Outstanding at beginning of period              451      $ 13.07             451      $ 13.07
Granted                                           0         0.00               0         0.00
Exercised                                         0         0.00               0         0.00                              Forfeited
Forfeited                                         0            0               0        13.07
                                         ----------                    ---------
Outstanding at end of period                    451      $ 13.07             451      $ 13.07
                                         ==========                    =========

Options exercisable at period end               451      $ 13.07             451      $ 13.07

The following information applies to options outstanding at March 31, 1999:

Number outstanding                                                451
Exercise price                                                $ 13.07
Remaining contractual life                                    2 years

On January 15, 1991, the Company adopted an additional Non-Qualified Stock Option Plan under which certain employees and sales personnel may be granted options. The plan provides for the granting of up to 42,000 options at an exercise price of $.47 per share. The options generally expire five years from the date of grant. Options for 10,220 shares of common stock were granted in 1991, options for 1,330 shares were granted in 1993 and options for 301 shares were granted in 1995. A total of 11,620 option shares have been exercised as of March 31, 1999. At March 31, 1999, 231 options have been granted and are exercisable. No options were exercised during 1999 and 1998, respectively.

     A summary of the status of the Company's stock option plan for the periods ended March 31, 1999 and December 31, 1998, and changes during the periods ending on those dates is presented below.

                                                  March 31, 1999            December 31, 1998
                                                  --------------            -----------------
                                                        Exercise                     Exercise
                                             Shares        Price          Shares        Price

     Outstanding at beginning of period         231       $ 0.47             231       $ 0.47
     Granted                                      0         0.00               0         0.00
     Exercised                                    0         0.00               0         0.00
     Forfeited                                    0         0.00               0         0.00
                                         ----------                    ---------
     Outstanding at end of period               231       $ 0.47             231       $ 0.47
                                         ==========                    =========

     Options exercisable at period end          231       $ 0.47             231       $ 0.47
     Fair value of options granted
        during the year                                    $ 0.00                       $ 0.00

                                       8

     The following information applies to options outstanding at March 31, 1999:

     Number outstanding                                             231
     Exercise price                                              $ 0.47
     Remaining contractual life                                 2 years


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

Under insurance guaranty fund laws in most states, insurance companies doing business in a participating state can be assessed up to prescribed limits for policyholder losses incurred by insolvent or failed insurance companies. Although UII and its affiliates cannot predict the amount of any future assessments, most insurance guaranty fund laws currently provide that an assessment may be excused or deferred if it would threaten an insurer's financial strength. Those mandatory assessments may be partially recovered through a reduction in future premium taxes in some states. UII does not believe such assessments will be materially different from amounts already provided for in the financial statements.

UII and its affiliates are named as defendants in a number of legal actions arising primarily from claims made under insurance policies. Those actions have been considered in establishing UII's liabilities. Management is of the opinion that the settlement of those actions will not have a material adverse effect on UII's financial position or results of operations.


4.       EARNINGS PER SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations as presented on the income statement.

                                                                       For the period ended March 31, 1999
                                                             --------------- ------ ------------------ ---- -----------------
                                                                 Income                  Shares                Per-Share
                                                              (Numerator)             (Denominator)              Amount
                                                             ---------------        ------------------      -----------------
Basic EPS
Income available to common shareholders                   $         45,576                 1,391,919     $            0.03
                                                                                                            =================

Effect of Dilutive Securities
Options                                                                                          231
                                                             ---------------        ------------------

Diluted EPS
Income   available  to  common   shareholders             $
and assumed conversions                                             45,576                 1,392,150     $            0.03
                                                             ===============        ==================      =================

                                       9






                                                                       For the period ended March 31, 1998
                                                             ----------------------------------------------------------
                                                                 Income                  Shares                Per-Share
                                                              (Numerator)             (Denominator)              Amount
                                                             ---------------        ------------------      -----------------

Basic EPS
Income available to common shareholders                   $        105,177                 1,391,919     $            0.08
                                                                                                            =================

Effect of Dilutive Securities
Convertible debentures                                              21,430                    36,092
Options                                                                                          231
                                                             ---------------        ------------------

Diluted EPS
Income   available  to  common   shareholders   and       $
assumed conversions                                                126,607                 1,428,242     $            0.09
                                                             ===============        ==================      =================



UII has stock options outstanding during the first quarter of 1999 and 1998 for 451 shares of common stock at $13.07 per share that were not included in the computation of diluted EPS because the exercise price was greater than the average market price of the common shares. Due to the limited trading of the stock of UII, market price is assumed to be equal to book value for purposes of this calculation. On March 31, 1999, the conversion privilege of the convertible debentures expired. As such, as of the expiration date of the conversion privilege, thses securities are no longer considered a dilutive instrument for the calculation of diluted EPS.


5.       PROPOSED MERGER OF UNITED TRUST INC. AND UNITED INCOME INC.

On March 25, 1997, the Board of Directors of UTI and UII voted to recommend to the shareholders a merger of the two companies. Under the Plan of Merger, UTI would be the surviving entity with UTI issuing one share of its stock for each share held by UII shareholders.

UTI owns 53% of United Trust Group, Inc., an insurance holding company, and UII owns 47% of United Trust Group, Inc. At the time the decision to merge was made, neither UTI nor UII had any other significant holdings or business dealings. The Board of Directors of each company thus concluded a merger of the two companies would be in the best interests of the shareholders. The merger will result in certain cost savings, primarily related to costs associated with maintaining a corporation in good standing in the states in which it transacts business.

A vote of the shareholders of UTI and UII regarding the proposed merger will occur as soon as practical following regulatory approval.

6. SUMMARIZED FINANCIAL INFORMATION OF UNITED TRUST GROUP, INC.

The following provides summarized financial information for UII's 50% or less owned affiliate:

                                                                 March 31,                December 31,
                                ASSETS                             1999                       1998
                                                             ------------------         ------------------
Total investments                                          $      219,489,279         $      216,247,582
Cash and cash equivalents                                          21,097,511                 25,867,577
Cost of insurance acquired                                         42,149,654                 42,673,693
Other assets                                                       57,809,668                 57,499,087
                                                             ------------------         ------------------
     Total assets                                          $      340,546,112         $      342,287,939
                                                             ==================         ==================

       LIABILITIES AND SHAREHOLDERS' EQUITY
Policy liabilities                                         $      266,871,346         $      268,054,867
Notes payable                                                      17,559,482                 17,559,482
Deferred taxes                                                      7,304,137                  7,543,678
Other liabilities                                                   5,779,395                  6,055,611
                                                             ------------------         ------------------
     Total liabilities                                            297,514,360                299,213,638
                                                             ------------------         ------------------
Minority interests in consolidated subsidiaries                     9,768,391                  9,749,693
                                                             ------------------         ------------------

Shareholders' equity
Common stock no par value                                          46,577,216                 46,577,216
Authorized 10,000 shares - 100 issued
Accumulated other comprehensive income                               (427,704)                  (385,275)
Accumulated deficit                                               (12,886,151)               (12,867,333)
                                                             ------------------         ------------------
     Total shareholders' equity                                    33,263,361                 33,324,608
                                                             ------------------         ------------------
     Total liabilities and shareholders' equity            $      340,546,112         $      342,287,939
                                                             ==================         ==================


                                                                  March 31,               March 31,
                                                                    1999                     1998
                                                             ------------------      -------------------
Premium and policy fees, net of reinsurance            $            6,007,511  $             7,231,481
Net investment income                                               3,649,708                3,738,105
Other                                                                  45,020                  111,132
                                                             ------------------      -------------------
                                                                    9,702,239               11,080,718
Benefits, claims and settlement expenses                            6,115,079                6,827,040
Other expenses                                                      3,708,749                4,307,528
                                                             ------------------      -------------------
                                                                    9,823,828               11,134,568
Loss before income tax and
   minority interest                                                 (121,589)                 (53,850)

Income tax credit                                                     132,644                  103,493

Minority interest in (income) loss
   of consolidated subsidiaries                                       (29,873)                 (18,332)
                                                             ------------------      -------------------
    Net income (loss)                                   $             (18,818)  $                31,311
                                                             ==================      ===================

                                       11

7.       ACCOUNTING AND LEGAL DEVELOPMENTS

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

At March 31, 1999 and December 31, 1998, the balance sheet reflects the assets and liabilities of UII and its 47% equity interest in UTG. The statements of operations and statements of cash flows presented include the operating results of UII.


CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Any forward-looking statement contained herein or in any other oral or written statement by UII or any of its officers, directors or employees is qualified by the fact that actual results of UII may differ materially from any such statement due to the following important factors, among other risks and uncertainties inherent in UII's business:

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


RESULTS OF OPERATIONS

FIRST QUARTER 1999 COMPARED TO FIRST QUARTER 1998

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

UII holds $1,364,100 of notes receivable from affiliates. The notes receivable from affiliates consists of four separate notes. The $700,000 note bears interest at the rate of 1% above the variable per annum rate of interest most recently published by the Wall Street Journal as the prime rate. Interest is payable quarterly with principal due at maturity on May 8, 2006. In February 1996, FCC borrowed an additional $150,000 from UII to provide additional cash for liquidity. The note bears interest at the rate of 1% over prime as published in the Wall Street Journal, with interest payments due quarterly and principal due upon maturity of the note on June 1, 1999. The remaining $14,100 are 20 year notes of UTG with interest at 8.5% payable semi-annually. In December 1998, FCC borrowed an additional $500,000 from UII to further reduce outside debt. The note bears interest at the rate of 7.5%, with interest payments due quarterly and principal due upon maturity of the note on March 31, 2004. At current interest levels, the notes will generate approximately $122,000 in interest earnings annually.

(b)  Expenses

UII has a sub-contract service agreement with United Trust, Inc. ("UTI") for certain administrative services. Through its facilities and personnel, UTI performs such services as may be mutually agreed upon between the parties. The fees are based on a percentage of the fees paid to UII by USA.

Interest expense of $19,738 and $21,430 was incurred in first quarter 1999 and 1998, respectively. The interest expense is directly attributable to the convertible debentures. The Debentures bear interest at a variable rate equal to one percentage point above the prime rate published in the Wall Street Journal from time to time. At March 31, 1999, the conversion privilege expired with no conversions exercised.

(c)  Equity in income of investees

Equity in income of investees represents UII's 47% share of the net loss of UTG. Please refer to Note 6 of the Notes to the Financial Statements for summarized financial information of UTG. Following is a discussion of the results of operations of UTG and its consolidated subsidiaries ("UTG"):


         Revenues of UTG
         ---------------

         Premiums and policy fee revenues, net of reinsurance premiums and policy fees, decreased 17% when comparing 1999 to 1998. UTG currently writes little new traditional business, consequently, traditional premiums will decrease as the amount of traditional business in-force decreases. Collected premiums on universal life and interest sensitive products is not reflected in premiums and policy revenues because Generally Accepted Accounting Principles ("GAAP") requires that premiums collected on these types of products be treated as deposit liabilities rather than revenue. Unless UTG acquires a block of in-force business or marketing changes its focus to traditional business, premium revenue will continue to decline.

         During 1998, the Boards of UG and USA approved a permanent premium reduction on certain of its participating products in force commonly referred to as the initial contract and the presidents plan. The premium reduction was generally 20% with 35% used on initial contract plans of UG with original issue ages less than 56 years old. The dividends were also reduced, and the net effect to the policyholder was a slightly lower net premium. This change became effective with the 1999 policy anniversary. This action was taken by the Boards to ensure these policyholders will be protected in future periods from potential dividend reductions at least to the extent of the permanent premium reduction amount. By reducing the required premium payment, it makes replacement activity by other insurance companies more difficult as ongoing premium payments are compared from the current policy to a potential replacement policy. This premium reduction accounted for approximately 12% of the total premium revenue decline. A corresponding decline is reflected in the policy benefits line item dividends to policyholders.

         Net investment income decreased 2% when comparing 1999 to 1998. During September and October of 1998, the national prime rate declined three quarters of one percent (.75%). This decline reduced yields on investments available in the marketplace in which UTG invests, primarily fixed maturities. Approximately 10.5% of the total fixed maturity portfolio will mature during 1999, with another 47.2% maturing in the next two to five years. If interest rates remain at current levels, investment income will continue to decline as these maturities are reinvested at current market rates.

         UTG's investments are generally managed to match related insurance and policyholder liabilities. The comparison of investment return with insurance or investment product crediting rates establishes an interest spread. The minimum interest spread between earned and credited rates is 1% on the "Century 2000" universal life insurance product, which currently is UTG's primary sales product. UTG monitors investment yields, and when necessary adjusts credited interest rates on its insurance products to preserve targeted interest spreads. It is expected that monitoring of the interest spreads by management will provide the necessary margin to adequately provide for associated costs on the insurance policies UTG currently has in force and will write in the future. At the March 1999 Board of Directors meeting, the Board lowered crediting rates one half percent on all products that could be lowered. This adjustment was in response to continued
         declines in interest rates in the marketplace. The change will result in interest crediting reductions of approximately $600,000 per year. policy interest crediting rate changes become effective on an individual policy basis on the next policy anniversary. Therefore, it will take a full year from the time the change is determined for the full impact of such change to be realized.

         Expenses of UTG
         ---------------

         Benefits claims and settlement expenses, decreased 10% in 1999 as compared to 1998. The decrease in premium revenues from normal policy terminations resulted in lower benefit reserve increases in the current period. Dividends to policyholders decreased $659,000 from first quarter 1998. The decrease is primarily the result of the permanent premium reduction voted by the Boards of UG and USA on certain participating policies. The dividend reduction is offset by a decline in premium revenues. See above discussion in revenues of UTG for additional information relative to this event. Policyholder benefits increased due to an increase in death benefit claims of $518,000 from the prior period. There is no single event that caused mortality to
         increase.   Policy  claims  vary  from  year  to  year  and  therefore, fluctuations in mortality are to be expected and are not considered unusual by management. At the March 1999 Board of Directors meeting, the Board lowered crediting rates one half percent on all products that could be lowered. This adjustment was in response to continued declines in interest rates in the marketplace. The change will result in interest crediting reductions of approximately $600,000 per year. Policy interest crediting rate changes become effective on an individual policy basis on the next policy anniversary. Therefore, it will take a full year from the time the change is determined for the full impact of such change to be realized.

         Other expenses decreased 14% in 1999 compared to 1998. The decrease in operating expenses is due to the decrease in salaries from normal attrition. In most instances, the workload was absorbed into the remaining workforce. First year sales production has shown a declining trend in the last three years. UTG has tried a variety of solutions to bolster new sales production including additional training, home office assistance in providing leads on prospective clients and a review of current product offerings. First year production in the first quarter of 1999 resulted in cash received from new sales of only 54% of that received in first quarter 1998, or $560,000 less. With continued declining new business, costs associated with supporting new business, primarily salary costs, as a percentage of new business received continued to grow. In March of 1999, UTG determined it could no longer continue to support these fixed costs in light of the new business trend and no indication it would reverse any time soon. It was determined these fixed costs should be reduced to be commensurate with the level of new sales production activity currently being experienced. As such, in March seven employees of UTG (approximately 8% of the total staff), were terminated due to lack of business activity. An accrual of $68,000 was established in first quarter 1999 for unpaid severances provided the terminated employees. This action will result in future expense savings of approximately $275,000 per year.

         Net loss of UTG
         ---------------

         UTG had a net loss of ($18,818) in 1999 compared to net income of $31,311 in 1998. The decline is primarily related to increased death claims partially offset by reduced policy reserve increases.

(d) Net income

The Company recorded net income of $45,576 for the first quarter of 1999 compared to $105,177 for the same period one-year ago. The decline in net income is the result of a combination of increased management fees to affiliates and a decrease in income from earnings of UTG.


FINANCIAL CONDITION

UII  owns  47%  equity   interest  in  UTG,   which  controls  total  assets  of
approximately $342,000,000.

LIQUIDITY AND CAPITAL RESOURCES

Since UII is a holding company, funds required to meet its debt service requirements and other expenses are primarily provided by its affiliates. UII's cash flow is dependent on revenues from a management agreement with USA and its earnings received on invested assets and cash balances. At March 31, 1999, substantially all of the shareholders equity represents investment in affiliates. UII does not have significant day to day operations of its own. Cash requirements of UII primarily relate to the payment of interest on its convertible debentures and expenses related to maintaining UII as a corporation in good standing with the various regulatory bodies which govern corporations in the jurisdictions where UII does business. The payment of cash dividends to shareholders is not legally restricted. However, insurance company dividend payments are regulated by the state insurance department where the insurance company is domiciled. UTI is the ultimate parent of UG through ownership of several intermediary holding companies. UG can not pay a dividend directly to UII due to the ownership structure. Please refer to Note 1 of the Notes to the Financial Statements. UG's dividend limitations are described below without effect of the ownership structure.

Ohio domiciled insurance companies require five days prior notification to the insurance commissioner for the payment of an ordinary dividend. Ordinary dividends are defined as the greater of: a) prior year statutory earnings or b) 10% of statutory capital and surplus. For the year ended December 31, 1998, UG had a statutory gain from operations of $3,266,000. At December 31, 1998, UG's statutory capital and surplus amounted to $15,281,000. Extraordinary dividends (amounts in excess of ordinary dividend limitations) require prior approval of the insurance commissioner and are not restricted to a specific calculation.

UII currently has $426,994 in cash and cash equivalents. UII holds two mortgage loans. Operating activities of UII produced cash flows of $57,848 and $29,635 in the first quarter of 1999 and 1998, respectively. UII had uses of cash from investing activities of $5,705 in the first quarter of 1998 compared to cash provided by investing activities of $454 in 1999.

In early 1994, UII received $902,300 from the sale of Debentures. The Debentures were issued pursuant to an indenture between UII and First of America Bank - Southeast Michigan, N.A., as trustee (now National City Bank Illinois/Michigan). The Debentures are general unsecured obligations of UII, subordinate in right of payment to any existing or future senior debt of UII. The Debentures are exchangeable and transferable, and are convertible at any time prior to March 31, 1999 into UII's Common Stock at a conversion price of $25 per share, subject to adjustment in certain events. The Debentures bear interest from March 31, 1994, payable quarterly, at a variable rate equal to one percentage point above the prime rate published in the Wall Street Journal from time to time. On or after March 31, 1999, the Debentures will be redeemable at UII's option, in whole or in part, at redemption prices declining from 103% of their principal amount. No sinking fund will be established to redeem the Debentures. The Debentures will mature on March 31, 2004. The Debentures are not listed on any national securities exchange or the NASDAQ National Market System.
At March 31, 1999, the conversion privilege expired, with no conversion privileges exercised.

UII is not aware of any litigation that will have a material adverse effect on the financial position of UII. In addition, UII does not believe that the regulatory initiatives currently under consideration by various regulatory agencies will have a material adverse impact on UII. UII is not aware of any material pending or threatened regulatory action with respect to UII or any of its affiliates. UII does not believe that any insurance guaranty fund assessments will be materially different from amounts already provided for in the financial statements.

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

A vote of the shareholders of UTI and UII regarding the proposed merger will occur as soon as practical following regulatory approval.


ACCOUNTING AND LEGAL DEVELOPMENTS

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk relates, broadly, to changes in the value of financial instruments that arise from adverse movements in interest rates, equity prices and foreign exchange rates. UII is exposed principally to changes in interest rates which affect its variable rate debt outstanding. UII's exposure to equity prices and foreign currency exchange rates is immaterial.

Interest rate risk

UII has $902,300 of outstanding notes payable which have a variable rate of interest tied to the current prime interest rate. Changes in the prime interest rate affect the operating results of UII through the amount of interest expense it must pay on this debt. UII has substantially mitigated these effects through $850,000 of holdings of notes receivable from affiliates which also bear interest rates tied to the current prime interest rate. Thus, as interest expense increases or decreases from changes in the prime interest rate, interest income also changes in a similar manner.

Tabular presentation

The following table provides information about UII's long term debt that is sensitive to changes in interest rates. The table presents principal cash flows and related weighted average interest rates by; expected maturity dates. UII has no derivative financial instruments or interest rate swap contracts.


                                                 March 31, 1999
                                             Expected maturity date
                      1999       2000       2001        2002       2003    Thereafter      Total      Fair value

Long term debt
  Fixed rate                0          0          0            0        0            0            0             0
  Avg. int. rate            0          0          0            0        0            0            0
  Variable rate             0          0          0            0        0      902,300      902,300       902,300
  Avg. int. rate            0          0          0            0        0        8.75%        8.75%

                                       18

                           PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

NONE


ITEM 2.  CHANGE IN SECURITIES

NONE


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

NONE


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE


ITEM 5.  OTHER INFORMATION

Proposed Merger of United Trust, Inc. and United Income, Inc.
-------------------------------------------------------------

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

A vote of the shareholders of UTI and UII regarding the proposed merger will occur as soon as practical following regulatory approval.


ITEM 6.  EXHIBITS

UII hereby incorporates by reference the exhibits as reflected in the Index to Exhibits of UII's Form 10-K for the year ended December 31, 1998.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               UNITED INCOME, INC.
                               -------------------
                                  (Registrant)










Date:   May 12, 1999                      By  /s/James E. Melville
--------------------                          --------------------
                                              James E. Melville
                                              President, Chief Operating Officer
                                                 and Director








Date:   May 12, 1999                      By  /s/Theodore C. Miller
--------------------                          ---------------------

                                              Theodore C. Miller
                                              Senior Vice President
                                                 and Chief Financial Officer